Form 10QSB
period 1996-03-31
INTERNATIONAL FRANCHISE SYSTEMS INC
filed 1996-05-17
CIK 923142

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended March 31, 1996            Commission File Number 33-78950

                      INTERNATIONAL FRANCHISE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                          52-1853204
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


        6701 Democracy Boulevard
                Suite 300
           Bethesda, Maryland                                      20817
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code:         (301) 897-4870


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                          Yes __X__        No_____


As of May 10, 1996 6,727,324 shares of common stock par value, $.01 per share were outstanding.

                      INTERNATIONAL FRANCHISE SYSTEMS, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
                For the Period January 1, 1996 to March 31, 1996

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

  Condensed Consolidated Balance Sheet at
  March 31, 1996 [Unaudited]                                               1 - 2

  Condensed Consolidated Statements of Operations for
  the three month periods  January 1, 1996 to March 31, 1996
  and January 2, 1995 to April 2, 1995 [Unaudited]                           3

  Condensed Consolidated Statement of Stockholders' Equity
  for the three month period January 1, 1996 to March
  31, 1996 [Unaudited]                                                       4

  Condensed Consolidated Statements of Cash Flows for the
  three month periods January 1, 1996 to March 31, 1996
  and January 2, 1995 to April 2, 1995 [Unaudited]                           5

  Notes to Condensed Consolidated Financial Statements                       6

  Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7 - 8


Part II:   OTHER INFORMATION                                                 9

SIGNATURES                                                                  10

                               o o o o o o o o o o

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996.
[UNAUDITED]
- --------------------------------------------------------------------------------

ASSETS:
Current Assets:
  Cash and Cash Equivalents                    $   443,177
  Trade Accounts Receivable - Net                1,988,007
  Franchisee Loans                                 696,917
  Other Receivables                                328,112
  Inventories                                      535,253
  Prepaid Expenses and Accrued Income              495,713
  Officer Loan Receivable                           38,836
  Due from Related Parties                       1,467,789
  Deposits                                         445,187
                                               -----------

  Total Current Assets                           6,438,991
                                               -----------


Property and Equipment - Net                     3,176,935
                                               -----------

Other Assets:
  Master Franchise Agreement - Net                 918,000
  Rights to Store Leases - Net                      93,312
  Goodwill - Net                                    11,085
  Consulting Agreements - Net                      776,145
  Store Franchise Agreement - Net                   72,084
  Store Development Costs - Net                    100,884
  Start-up Costs - Net                             128,214

                                               -----------

Total Other Assets                               2,099,724
                                               -----------


Total Assets                                   $11,715,650
                                               ===========


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996.
[UNAUDITED]
- --------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liabilities:
  Trade Accounts Payable                                                 $  2,940,398
  Accrued Expenses                                                            642,806
  Other Payables and Accrued Interest                                         129,723
  Obligations Under Capital Leases                                            190,031
  Notes Payable - Short-Term                                                  265,134
  Income Taxes Payable                                                        380,343
                                                                         ------------

Total Current Liabilities                                                   4,548,435
                                                                         ------------

Long Term Liabilities:

   Notes Payable - Long Term                                                  414,169
   Obligations under Capital Lease                                            207,490
                                                                         ------------

  Total Long Term Liabilities                                                 621,659
                                                                         ------------

Commitments and Contingencies                                                    --
                                                                         ------------

Stockholders' Equity:
  $.01 Par Value, Preferred Stock, 1,000,000 Shares Authorized,
  No Shares Issued and Outstanding                                               --

  $.01 Par Value, Common Stock - 19,000,000 Shares
  Authorized and 6,727,324 Shares Issued and Outstanding                       67,273

  Additional Paid-in-Capital                                                6,489,611

  Retained Earnings                                                            13,061

  Cumulative Foreign Currency Translation Adjustment                          (24,389)
                                                                         ------------

Total Stockholders' Equity                                                  6,545,556
                                                                         ============

Total Liabilities and Stockholders' Equity                               $ 11,715,650
                                                                         ============


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.
[UNAUDITED]
- --------------------------------------------------------------------------------

                                                              For the Three           For the
                                                                  Months            Three Months
                                                                 January 1,          January 2,
                                                                  1996 to             1995 to
                                                                 March 31,            April 2,
                                                                   1996                 1995
Revenue:
  Sales by Company Owned Stores                                  1,063,214           $   596,273
  Commissary Sales                                               2,581,566             2,227,989
  Franchise Fees                                                    42,848                47,901
  Rental Income                                                    328,119               275,975
  Royalty Sales                                                    635,186               514,926
  Other Operating Income                                           166,528               110,720
                                                               -----------           -----------

  Total Revenue                                                  4,817,461             3,773,784
                                                               -----------           -----------
Cost of Sales
  Company Owned Stores                                             762,853               447,541
  Food and Packaging                                             1,893,426             1,651,237
  Other Operating Expenses                                         624,271               391,766
                                                               -----------           -----------
  Total Cost of Sales                                            3,280,550             2,490,544
                                                               -----------           -----------

  Gross Margin                                                   1,536,911             1,283,240
                                                               -----------           -----------

Distribution and Administrative Expenses                         1,629,436             1,191,302

Operating and Closing Costs of Pizzazz Restaurant [C]              400,986                  --
                                                               -----------           -----------
Operating (Loss) Income                                           (493,511)               91,938

Interest Income                                                     20,370                29,788
Interest Expense                                                   (25,696)               (9,204)
                                                               -----------           -----------

(Loss) Income Before Income Taxes                                 (498,837)              112,522

Income Taxes                                                          --                    --
                                                               -----------           -----------

  Net (Loss) Income                                               (498,837)          $   112,522
                                                               -----------           -----------

(Loss) Income Earnings Per Share                               ($     0.07)          $      0.02
                                                               -----------           -----------

Weighted Average Number of Shares Outstanding
                                                                 6,727,324             5,766,838
                                                               ===========           ===========


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
- --------------------------------------------------------------------------------

                                                                                               Cumulative
                                                                                                Foreign
                                           Common Stock          Additional                     Currency             Total
                                        Number of                 Paid-in       Retained      Translation       Stockholders'
                                         Shares      Amount       Capital       Earnings      Adjustments           Equity


Balance - December 31, 1995             6,727,324   $ 67,273    $ 6,489,611    $  511,898      $   31,622          $ 7,100,404


Foreign Currency Translation
Adjustment                                  --          --             --            --           (56,011)             (56,011)

Net Income for the period
January 1, 1996 to March 31,
1996                                        --          --             --        (498,837)           --               (498,837)
                                        ---------   --------    -----------      --------     -----------          -----------
Balance - March 31 , 1996
[Unaudited]                             6,727,324   $ 67,273    $ 6,489,611      $ 13,061     $   (24,389)         $ 6,545,556
                                        =========   ========    ===========      ========     ===========          ===========

Foreign Currency Translation

The functional currency for the Company's foreign operations is the British pound sterling. The translation from the British pound sterling into U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translations are included in stockholders' equity.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
- --------------------------------------------------------------------------------

                                                                                For the Three Months

                                                                             January 1,     January 2,
                                                                                1996          1995
                                                                            to March 31,   to April 2,
                                                                                1996           1995
Net Cash - Operating Activities                                                (213,861)   $(1,478,500)
                                                                            -----------    -----------

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs                        (511,610)      (378,221)
  Proceeds on Disposal of Property and Equipment                                259,386          4,950
  Repayment of Loan to Officer                                                   (7,310)
  Loan to Related Party                                                        (121,000)
                                                                            -----------    -----------
  Net Cash - Investing Activities                                              (252,224)      (521,581)
                                                                            -----------    -----------

Financing Activities:
  Proceeds from Loan                                                               --             --
  Payment of Debt                                                              (123,839)    (1,339,449)
  Proceeds from Sale of Common Stock                                               --          253,360

                                                                            -----------    -----------
  Net Cash - Financing Activities                                              (123,839)    (1,086,089)
                                                                            -----------    -----------

Effect of Exchange Rate Changes on Cash                                          (6,814)        13,270

  Net [Decrease] in Cash and Cash Equivalents                                  (596,738)    (3,052,900)

Cash and Cash Equivalents - Beginning of Periods                              1,039,915      4,813,224

                                                                            -----------    -----------
  Cash and Cash Equivalents - End of Periods                                    443,177    $ 1,760,324
                                                                            -----------    -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                           $   (20,096)   $    98,804
    Taxes Paid                                                              $      --      $      --

Supplemental Disclosures of Non-Cash
  Financing and Investing Activities:
  Total offering costs during the period
  January 2, 1995 to April 2, 1995                                                         $    76,210
   Fixed Assets acquired under capital leases                               $   248,620

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
- --------------------------------------------------------------------------------

[A]  Significant Accounting Policies

     Significant accounting policies of International Franchise Systems, Inc. and Subsidiaries [the "Company"] are set forth in the Company's Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

[B]  Basis of Reporting

     The balance sheet as of March 31, 1996, the statements of operations for the three months ended March 31, 1996 and April 2, 1995, the statement of stockholders' equity for the three months ended March 31, 1996, and the statements of cash flows for the three months ended March 31, 1996 and April 2, 1995 have been prepared by the Company without audit. The accompanying interim condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Regulation SB and Form 10-QSB for condensed financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1996, and the results of its operations and cash flows for the three months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995.

[C]  Subsequent Event

     In May, the Company decided to suspend Pizzazz Restaurant operations and the development of the Pizzazz concept. The Company feels, at this time, that management attention and resources must be focused on the core business of delivery stores. In the Condensed Consolidated Statement of Operations, the "Operating and Closing Costs of Pizzazz Restaurant" consists of the following items:

                  Revenues                            $   48,997

                  Cost of Sales                          (97,899)

                  Operating Expenses                    (199,054)

                  Estimated Closing Costs               (153,030)
                                                       ---------

                           Total                       ($400,986)

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview

Income for the quarter was lower than the same quarter of the previous year despite the increase in per store sales of 11%. At the end of the quarter, management believes it experienced a significant boost in sales as a result of the scare regarding English beef. The Company promotes their use of only Danish beef and the "healthy" aspects of pizza as part of their advertising and marketing strategies.

The Company's core business of franchise fees, commissary sales and the Company owned stores lost approximately $10,000 for the quarter versus an income of $112,522 in the same quarter of the previous year. The deterioration of income was the result of lower margins on products sold from the commissary, higher company overhead costs, and higher costs on the Company owned delivery stores. The Company opened one new franchise store in the quarter.

The Company's Haagen Dazs stores lost approximately $88,000 for the quarter. This business is seasonal and management believes that cold weather had a significant adverse impact on the unit's activities.

The Company opened a sit down casual dining pizza restaurant ("Pizzazz") in late December to compliment the delivery stores and further establish brand recognition for Domino's pizza. Although the "Pizzazz" concept was developed by Domino's in the United States, the Company did not receive assistance from Domino's in the start up of this concept in the United Kingdom. During the quarter ended March 31, 1996, the Company recorded losses of approximately $248,000 and established a reserve for closing costs of approximately $153,000 related to the Pizzazz concept.

The Company has taken corrective actions where possible to return the Company to a level of profitability.

Results of Operations
Comparison of the three month period January 1, to March 31, 1996 and January 2 to April 2, 1995

Total revenue for the period was $4,817,461, an increase of $1,043,677 (28%) against the same period of 1995. The main constituents of this increase arose from sales at Company owned stores which increased by $466,941, royalty income which increased by $120,260 and commissary sales which increased by $353,577. Increases were also evident in rental and other income streams of $107,952.

The increase in sales at Company owned stores resulted primarily from the increased number of stores in operation during this period against 1995 (10 versus 9) and the addition of three Haagen Dazs stores which contributed $269,899. The increase in royalty income and commissary sales resulted almost entirely from the increase in system wide sales.

The Company also experienced an increase in cost of sales in excess of the increase in sales. Cost of sales increase of $887,905 (36%). This is the result of lower commissary margins, the inclusion of Haagen Dazs cost of sales and an increase in the royalty percentage payable to Domino's.

An operating loss of ($493,511) was incurred in the period against operating income of $91,938 in the comparable period in 1995. This decrease in profitability resulted from higher gross margins offset by higher administrative and corporate store costs ($96,345), the operating losses and closing costs of the Pizzazz restaurant ($400,986), and operating loss offset by gross margins of the Haagen Dazs stores ($88,118).

The Company has taken the following actions to improve Company profitability:

     Commissary In late February, the Company implemented a 5% price increase to the franchisees which will cover most of the rising costs of the raw materials of topping/cheese etc. The Company has also initiated an internal study to ensure that fresh dough provided to the franchisees is priced to cover the increased production costs and earn a fair profit.

     Delivery Stores The Company has hired a person dedicated to new franchisee development. This person has industry experience and is using his industry contacts to develop new franchisee interests. In addition, the Company has participated in two trade shows and is scheduled to participate in two more later in the year. The Company has also successfully concluded their test period arrangement with Total Oil Great Britain and have finalized an agreement to open Domino's franchises in gas stations. This should result in the rapid development of non-traditional stores in addition to the traditional stores. The Company has also entered into another arrangement with Alldays, a British convenience store company to install "cash and carry" Domino's stores on the premises. The Company anticipates that a minimum of twelve new non-traditional stores will open before the end of the year.

     Company Owned Stores The Company has installed computer systems in company owned stores which will allow daily monitoring and control of food and labor costs by headquarters personnel. It is anticipated that this new system will allow the Company to control the costs and achieve better profitability.

     Haagen  Dazs The  Company  continues  to have  discussions  with the Master
     Franchisor in the United Kingdom to discuss menu items and other ways to reduce the seasonal impact of Haagen Dazs stores. The Company expects the units to perform profitably for the next two quarters.

     Pizzazz The Company believes these losses resulted from the lack of Domino's support, the timing of the restaurant opening, product pricing, menu items and promotion. The Company believes the concept is viable and the knowledge gained over the last quarter is valuable. However, the Company feels, at this time, management attention and resources must be focused on the "core" business of delivery stores. Consequently, in May 1996, the Company decided to suspend operations and the development of the Pizzazz restaurant concept.

Liquidity and Capital Resources

At March 31, 1996 the Company's working capital of $2,171,800 has been reduced by $703,844 from the end of the Company's last fiscal year. The Company used a portion of the net proceeds from its initial public offering to purchase fixed assets and repay the outstanding short-term notes payable. Additionally, the Company sold a non-performing company owned store to finance a new company owned store opened in April 1996. The company believes that its working capital will be sufficient to satisfy its obligations over the next twelve months.

Exchange Rates

The weighted exchange rate for the three months ended March 31, 1996 ($1.526 per British pound sterling) was approximately 4% lower than the exchange rate during the comparable period in 1995 ($1.597 per British pound sterling). This difference has the effect of reducing the Company's results by approximately 4% when expressed in U.S. dollars.

Inflation

To date, inflation has not had a material effect on the Company's operations.

Part II   OTHER INFORMATION





Item 1.   Legal Proceedings

          The Company is not a party to any litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on the Company.



Item 2.   Changes in Securities

          Not Applicable.



Item 3.   Defaults Upon Senior Securities

          Not Applicable.



Item 4.   Other Information

          Not Applicable.



Item 5.   Exhibits

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the period covered by this report.

- --------------------------------------------------------------------------------

SIGNATURES
- --------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERNATIONAL FRANCHISE SYSTEMS, INC.


Date:  May 15, 1996                 By:     /s/ Colin Halpern
                                       Colin Halpern, President