Form 10QSB
period 1996-06-30
INTERNATIONAL FRANCHISE SYSTEMS INC
filed 1996-08-09
CIK 923142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 1996              Commission File Number 0-26270

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

                       Yes  [X]     No  [ ]

As of August 1, 1996 6,727,324 shares of common stock par value, $.01 per share were outstanding.

                     INTERNATIONAL FRANCHISE SYSTEMS, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
                 For the Period January 1, 1996 to June 30, 1996

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 1996 [Unaudited]       1-2

Condensed  Consolidated  Statements of Operations  for the three month periods  April 1,  1996 to June 30,  1996 and April 3, 1995 to July 2,
1995 and for the six month  periods  January 1, 1996 to June 30,  1996
and January 2, 1995 to July 2, 1995 [Unaudited]                              3

Condensed  Consolidated  Statement of Stockholders' Equity for the six
month period January 1, 1996 to June 30, 1996 [Unaudited]                    4

Condensed  Consolidated  Statements  of Cash  Flows  for the six month periods  January 1, 1996 to June 30,  1996 and January 2, 1995 to July
2, 1995 [Unaudited]                                                          5

Notes to Condensed Consolidated Financial Statements                         6

Item 2:  Management's  Discussion and Analysis of Financial  Condition
and Results of Operations                                                  7-8


Part II: OTHER INFORMATION                                                   9

SIGNATURES                                                                  10

                               o o o o o o o o o o

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996.

ASSETS:
Current Assets:
                                       June 30, 1996   July 2, 1995
  Cash and Cash Equivalents             $   101,688   $ 1,295,956
  Trade Accounts Receivable - Net         2,058,997     1,399,088
  Franchisee Loans                          797,033       742,053
  Other Receivables                         507,930       329,954
  Inventories                               504,772       447,091
  Prepaid Expenses and Accrued Income       881,654       324,860
  Officer Loan Receivable                   100,050        39,781
  Due from Related Parties [D]            2,437,574       734,138
  Deposits                                  370,759       319,134
                                        -----------   -----------
  Total Current Assets                    7,760,457     5,632,055
                                        -----------   -----------
Property and Equipment - Net              3,332,718     1,490,211
                                        -----------   -----------

Other Assets:
  Master Franchise Agreement - Net          900,000       972,000
  Rights to Store Leases - Net               91,645        42,500
  Goodwill - Net                             10,987        12,508
  Start-Up Costs - Net                      112,992            --
  Consulting Agreements - Net [C]                --       806,145
  Store Franchise Agreement - Net            71,512         8,864
  Store Development Costs - Net              22,969        45,902
                                        -----------   -----------
Total Other Assets                        1,210,105     1,887,919
                                        -----------   -----------
Total Assets                            $12,303,280   $ 9,010,185
                                        ===========   ===========

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996

Liabilities and Stockholders' Equity:
Current Liability:
                                                                   June 30, 1996   July 2, 1995

  Trade Accounts Payable                                            $ 3,048,245     $ 1,951,940
  Accrued Expenses                                                      950,070         410,951
  Other Payables and Accrued Interest                                   189,156         102,394
  Obligations Under Capital Leases                                      193,678          74,970
  Notes Payable - Short-Term                                            267,984         233,665
  Other Taxes Payable                                                   472,714         277,908
                                                                    -----------     -----------
  Total Current Liabilities                                           5,121,847       3,051,828
                                                                    -----------     -----------

LongTerm Liabilities:

  Notes Payable - Long Term                                             349,402         465,670
  Obligations under Capital Lease                                       167,634         152,146
                                                                    -----------     -----------
  Total Long Term Liabilities                                           517,036         617,816
                                                                    -----------     -----------
Commitments and Contingencies:                                               --              --
                                                                    -----------     -----------
Stockholders' Equity:
  $.01 Par Value, Preferred Stock, 1,000,000 Shares
  Authorized,   No Shares Issued and Outstanding                             --              --

  $.01 Par Value, Common Stock - 19,000,000 Shares
  Authorized and 6,727,324 Shares Issued and Outstanding                 67,273          62,523

  Additional Paid-in-Capital                                          6,489,611       4,819,192

  Retained Earnings                                                      69,746         370,916

  Cumulative Foreign Currency Translation Adjustment                     37,767          87,910
                                                                    -----------     -----------
  Total Stockholders' Equity                                          6,664,397       5,340,541
                                                                    -----------     -----------
  Total Liabilities and Stockholders' Equity                        $12,303,280     $ 9,010,185
                                                                    ===========     ===========

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

                                                            For the Three Months                For the Six Months
                                                        April 1,           April 3,         January 1,        January 2,
                                                        1996 to            1995 to           1996 to            1995 to
                                                        June 30,           July 2,           June 30,           July 2,
                                                          1996              1995               1996              1995
Revenue:
  Sales by Company Owned Stores                       $  1,410,032      $    641,048      $  2,473,246      $  1,237,321
  Commissary Sales                                       2,899,511         2,353,447         5,481,077         4,581,436
  Franchise Fees                                           137,491            53,072           180,339           100,973
  Rental Income                                            326,253           332,790           623,358           608,765
  Royalty Sales                                            691,157           525,394         1,326,343         1,040,320
  Other Operating Income                                   198,602            86,574           365,130           197,294
                                                      ------------      ------------      ------------      ------------
  Total Revenue                                          5,663,046         3,992,325        10,449,493         7,766,109
                                                      ------------      ------------      ------------      ------------
Cost of Sales
  Company Owned Stores                                     881,819           430,105         1,644,672           877,646
  Food and Packaging                                     2,564,852         1,999,787         4,912,687         4,076,024
  Other Operating Expenses                                 649,182           431,020         1,242,439           822,786
                                                      ------------      ------------      ------------      ------------
Total Cost of Sales                                      4,095,853         2,860,912         7,799,798         5,776,456
                                                      ------------      ------------      ------------      ------------
Gross Margin                                             1,567,193         1,131,413         2,649,695         1,989,653
                                                      ------------      ------------      ------------      ------------
Non Operating Income                                        37,992                --            67,649                --
Administrative Expenses                                  1,590,632         1,049,777         2,795,316         1,816,079
Operating and Closing Costs of Pizzazz Restaurant               --                --           400,986                --
                                                      ------------      ------------      ------------      ------------
Operating Income/(Loss)                                     14,553            81,636          (478,958)          173,574
Interest Income                                             66,294            40,407            86,664            70,195
Interest Expense                                           (24,162)          (22,168)          (49,858)          (31,372)
                                                      ------------      ------------      ------------      ------------
(Loss) Income Before Income Taxes                           56,685            99,875          (442,152)          212,397
Income Taxes                                                    --                --                --                --
                                                      ------------      ------------      ------------      ------------
Net Income/(Loss)                                     $     56,685            99,875      $   (442,152)          212,397
                                                      ------------      ------------      ------------      ------------
Earnings/(Loss) Per Share                             $       0.01      $       0.02      $      (0.07)     $       0.04
                                                      ------------      ------------      ------------      ------------
Weighted Average Number of Shares Outstanding            6,727,324         5,983,505         6,727,324         5,875,171
                                                      ------------      ------------      ------------      ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]

                                                                                                       Cumulative
                                                                                                         Foreign
                                                 Common Stock             Additional                     Currency        Total
                                            Number of                      Paid-in       Retained       Translation   Stockholders'
                                             Shares         Amount         Capital       Earnings       Adjustments      Equity

Balance - December 31, 1995                  6,727,324         67,273      6,489,611        511,898          31,622      7,100,404

Foreign Currency Translation Adjustment             --             --             --             --           6,145          6,145

Net Loss for the period
January 1, 1996 to June 30, 1996                    --             --             --       (442,152)             --       (442,152)
                                           -----------    -----------    -----------    -----------     -----------    -----------
Balance - June 30, 1996                      6,727,324    $    67,273    $ 6,489,611    $    69,746     $    37,767    $ 6,664,397
                                           ===========    ===========    ===========    ===========     ===========    ===========

Foreign Currency Translation

The functional currency for the Company's foreign operations is the British pound sterling. The translation from the British pound sterling into U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translations are included in stockholders' equity. Equity transactions are denominated in British Pound sterling have been translated into U.S. dollars using the effective rate of exchange at date of issuance.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                                  For the Six Months
                                                                            January 1,       January 2,
                                                                             1996 to          1995 to
                                                                          June 30, 1996    July 2, 1995

Net Cash - Operating Activities                                               $182,738    $(1,334,304)
                                                                           -----------    -----------
Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs                     (1,151,811)      (860,876)
  Proceeds on Disposal of Property and Equipment                               259,047         52,594
  Repayment of Loan to Officer                                                    --              630
  Loan to Related Party                                                           --         (664,844)
                                                                           -----------    -----------
Net Cash - Investing Activities                                               (892,764)    (1,472,496)
                                                                           -----------    -----------
Financing Activities:
  Proceeds from Loan                                                              --          371,174
  Payment of Debt                                                             (239,046)    (1,352,462)
  Proceeds from Sale of Common Stock                                                          253,360
                                                                           -----------    -----------
Net Cash - Financing Activities                                               (239,046)      (727,928)
                                                                           -----------    -----------
Effect of Exchange Rate Changes on Cash                                         10,845         17,460

Net [Decrease] in Cash and Cash Equivalents                                   (932,227)    (3,517,268)

Cash and Cash Equivalents - Beginning of Periods                             1,039,915      4,813,224
                                                                           -----------    -----------
Cash and Cash Equivalents - End of Periods                                     101,688    $ 1,295,956
                                                                           ===========    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                          $    49,858    $    28,031
    Taxes Paid                                                             $      --      $      --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
  Total offering costs during the period January 2, 1995 to July 2, 1995   $      --      $    76,210
  Assignment of Consulting Agreements                                      $   776,145    $
  Fixed Assets acquired under Capital leases                               $   248,295    $      --

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[A]  Significant Accounting Policies

     Significant accounting policies of INTERNATIONAL FRANCHISE SYSTEMS, INC. [the "Company"] are set forth in the Company's Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

[B]  Basis of Reporting

     The balance sheet as of June 30, 1996, the statements of operations for the period January 1, 1996 to June 30, 1996, and for the period January 2, 1995 to July 2, 1995, the statement of stockholders' equity for the period January 1, 1996 to June 30, 1996 and the statements of cash flows for the period January 1, 1996 to June 30, 1996 and for the period January 2, 1995 to July 2, 1995 have been prepared by the Company without audit. The accompanying interim condensed unaudited financials have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1996, and the results of its operations and cash flows for the six months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995.

     Certain reclassifications may have been made to the 1995 financial statements to conform to classification used in 1996.

[C]  Assignment Of Consulting Agreements

     The three consulting agreements entered into by the Company were assigned to Woodland Limited Partnership at their net book value on March 31, 1996. The consideration for this assignment consisted of a short term interest bearing loan which is convertible to securities on or before September 29, 1996.

[D]  Due from Related Parties

     Woodland Limited Partnership is a partnership controlled by members of the Colin Halpern family. As stated in Note [C], Woodland has a short term loan of $776,145 which will be replaced by marketable securities on or before September 29, 1996.

     Crescent Capital owns 4,700,000 share or approximately 70% of International Franchise Systems, Inc. outstanding stock. The Company has loaned funds to Crescent Capital of $1,661,429. These loans are interest bearing and principal and interest are payable on or before September 29, 1996.

                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview

Income for the quarter was lower than the same quarter of the previous year despite the increase in per store sales year to year of 11%. The Company's core business of franchising, commissary and Company owned stores earned $21,414 for the quarter versus income of $99,875 in the same quarter of the previous year. The principal reasons for the decline in income was higher Company overhead costs and higher expenses on the Company-owned delivery stores. The Company opened five new franchise stores in the quarter and two were closed. To date, the Company has opened a net of four new stores.

The Company's Haagen Dazs stores earned $35,270 for the quarter. This business is seasonal and management believes that cold weather in May and June had an adverse impact on these stores profitability.

In May, the Company management decided to re-focus on the core business and divest of non-core assets. In addition, the Company started to strengthen elements of the core business to achieve sustained profitability. The benefits of these decisions and actions are expected to be realized in the coming quarters.

The Company has done the following to carry out its plans:

     Haagen Dazs The Company has reached an agreement with the Master Franchisor in the United Kingdom to (1) purchase one ice cream parlour back from the Company at the end of August and (2) assist the Company in the sale of the other two units. It is the Company's intention to divest of all the units before the end of the year.

     Pizzazz The Company suspended operations and the development of the Pizzazz restaurant concept. The Company has an agreement with a third party to lease the property and assets. The third party will not operate the restaurant as a Pizzazz restaurant or offer similar type cuisine.

     Commissary The Company has implemented controls to ensure that margins remain constant when price movements occur in raw materials. Additionally, the Company has conducted studies, in conjunction with Domino's parent company commissary personnel, to improve commissary efficiencies, to establish pan -European purchasing co-ops with other Domino's franchisors and to set up a distribution centre in the north of England to reduce distribution costs.

     Delivery Stores The Company is re-working the franchisee recruitment program to increase the number of new franchisees in the system. Changes include more public relations coverage of Domino's successful franchisees, improvements in promotional materials, better follow up with prospects and the creation of incentive programs. In addition, the Company has participated in three trade shows and is scheduled to participate in another one later in the year. The Company has also entered into another arrangement with Alldays, a British convenience store company, to establish Domino's delivery stores on the premises of Alldays stores. The Company anticipates that a minimum of five new delivery stores with Alldays will open before the end of the year.

     Company Owned Stores The Company has converted two Corporate delivery stores to "Dealer Development" stores and intends to convert two more in the third quarter. The Company has had success with this program because it allows new franchisees to participate in the Domino's' system while the Company initially finances the store construction costs. As the Company achieves increased profitability under this arrangement, a reduction in revenue can be expected.

Results of Operations

Comparison of the three month period April 1, to June 30, 1996 and April 3, to July 2, 1995

Total revenue for the period was $5,663,046, an increase of $1,670,721 (42%) against the same period of 1995. The main constituents of this increase arose from sales at Company owned stores which increased by $768,984, royalty income, which increased by $165,763 and commissary sales, which increased by $546,064. Rental and other income also increased by $189,910.

The increase in sales at Company owned stores resulted primarily from the increased number of stores in operation during this period against 1995 (11 versus 9) and the addition of three Haagen Dazs stores which contributed $506,706. The increase in royalty income and commissary sales resulted almost entirely from the increase in system wide sales.

The Company also experienced an increase in cost of sales against the same period of 1995. Cost of sales increased by $1,659,941 (68%). This is the result of an increase in the cost of food, the inclusion of Haagen Dazs cost of sales and an increase in the royalty percentage payable to Domino's.

An operating profit of $14,553 was attained in the period against operating income of $81,636 in the comparable period in 1995. This decrease in profitability resulted from higher gross margins offset by higher administrative and corporate store costs of $540,855 which offset an increase in the gross margin of $435,780.

Comparison of the six month period January 1, to June 30, 1996 and January 2 to July 2, 1995

Total revenue for the period was $10,449,493, an increase of $2,683,384 (35%) against the same period in 1995. The main constituents of this increase arose from sales at Company owned stores, which increased by $1,235,925, royalty income, which increased by $286,023 and commissary sales, which increased by $899,641.

The increase in sales at Company owned stores resulted primarily from the increased number of stores in operation during this period against 1995 and the addition of three Haagen Dazs stores which contributed $770,375. The increase in royalty income and commissary sales resulted almost entirely from the increase in system wide sales.

The Company also experienced an increase in cost of sales against the same period of 1995. Cost of sales increased by $2,873,342 (58%). This is the result of an increase in food costs, the inclusion of Haagen Dazs cost of sales and an increase in the royalty percentage payable to Domino's.

An operating loss of $478,958 was incurred in the period against operating income of $173,574 in the comparable period in 1995. This decrease in profitability resulted from higher administrative and corporate store costs of $979,237 offsetting higher gross margins, and the operating losses at and closure of the Pizzazz Restaurant.

Liquidity and Capital Resources

At June, 1996 the Company's working capital of $2,638,610 has been reduced by $237,034 from the end of the Company's last fiscal year. The Company assigned the beneficial interest in its consulting agreements to Woodland Limited Partnership which resulted in an increase in working capital of $776,145. The Company sold a non-performing company owned store to finance a new Company-owned store opened in April 1996. The Company believes that its working capital will be sufficient to satisfy its obligations over the next twelve months.

Exchange Rates

The weighted exchange rate for the six months ended June 30, 1996 ($1.5283 per British pound sterling) was approximately 3% lower than the exchange rate during the comparable period in 1995 ($1.5777 per British pound sterling). This difference has the effect of reducing the Company's results by approximately 3% when expressed in U.S. dollars.

Inflation

The primary inflationary factor affecting the Company's operations is the cost of food. As the cost of food has increased, the Company has historically been able to offset these increases through economies of scale and improved operating procedures, although there is no assurance that such offsets will continue. To date, inflation has not had a material effect on the Company's operations.

Part II                    OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company is not a party to any litigation or governmental proceedings that management believes would result in judgements or fines that would have a material adverse effect on the Company.

Item 2.  Changes in Securities

          Not Applicable.

Item 3.  Defaults Upon Senior Securities

          Not Applicable.

Item 4.  Other Information

          Not Applicable.

Item 5.  Exhibits

          (a) Exhibits

          None.

          (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INTERNATIONAL FRANCHISE SYSTEMS, INC.


Date:  August 5, 1996         By: /s/ H Michael Bush
                                  -----------------------------------------
                                  H Michael Bush, President
                                 (Principal Executive Officer and Principal
                                  Accounting Officer)