Form 10QSB
period 1996-09-30
INTERNATIONAL FRANCHISE SYSTEMS INC
filed 1996-11-14
CIK 923142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended September 29, 1996      Commission File Number 0-26270

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


                    Yes       X             No   _____

As of November 8, 1996 6,727,324 shares of common stock par value, $.01 per share were outstanding.

                      INTERNATIONAL FRANCHISE SYSTEMS, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
                   For the Period Ended to September 29, 1996

                                                                         INDEX

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

   Condensed  Consolidated  Balance  Sheet as of September  29, 1996
   [Unaudited]                                                            1-2

   Condensed  Consolidated  Statements of  Operations  for the three month periods July 1, 1996 to September 29, 1996 and July 3, 1995 to October 1, 1995 and for the nine month periods January 1, 1996 to  September  29,  1996 and  January  2, 1995 to October 1, 1995
   [Unaudited]                                                              3

   Condensed  Consolidated Statement of Stockholders' Equity for the
   nine  month  period   January  1,  1996  to  September  29,  1996
   [Unaudited]                                                              4

   Condensed  Consolidated  Statements  of Cash  Flows  for the nine month  periods  January 1, 1996 to September 29, 1996 and January
   2, 1995 to October 1, 1995 [Unaudited]                                   5

   Notes to Condensed Consolidated Financial Statements                     6

Item 2: Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                         7-8


Part II: OTHER INFORMATION                                                  9

SIGNATURES                                                                 10

                         o o o o o o o o o o

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER  29, 1996.

ASSETS:
Current Assets:
                                               September 29,        December 31,
                                                   1996                 1995
  Cash and Cash Equivalents                    $   605,231          $ 1,039,915
  Trade Accounts Receivable - Net                2,314,491            1,697,548
  Franchisee Loans                                 813,288              696,917
  Other Receivables                                267,076              565,708
  Inventories                                      459,012              621,408
  Prepaid Expenses and Accrued Income              709,132              469,116
  Officer Loan Receivable                          123,726              134,151
  Due from Related Parties [D]                   1,109,697            1,666,896
  Deposits                                         292,669              383,331
                                               -----------          -----------

  Total Current Assets                           6,694,322            7,274,990
                                               -----------          -----------

Property and Equipment - Net                     3,432,261            2,733,667
                                               -----------          -----------

Other Assets:
  Master Franchise Agreement - Net                 882,000              936,000
  Rights to Store Leases - Net                      90,680               83,359
  Goodwill - Net                                    10,732               11,570
  Start-Up Costs - Net                             109,095              146,916
  Consulting Agreements - Net [C]                       --              827,707
  Store Franchise Agreement - Net                   59,008               75,273
  Store Development Costs - Net                     14,139              104,419
  Investment in Parent Company                     776,145                   --
                                               -----------          -----------

Total Other Assets                               1,941,799            2,185,244
                                               -----------          -----------

Total Assets                                   $12,068,382          $12,193,901
                                               -----------          -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 29, 1996

Liabilities and Stockholders' Equity:
Current Liability:
                                               September 29,        December 31,
                                                   1996                 1995
  Trade Accounts Payable                       $ 2,592,349          $ 3,109,445
  Accrued Expenses                                 826,048              373,034
  Other Payables and Accrued Interest              240,700              157,741
  Obligations Under Capital Leases                 194,699              188,077
  Notes Payable - Short-Term                       299,107              267,693
  Other Taxes Payable                              518,952              303,356
                                               -----------          -----------
                                                 4,671,855            4,399,346
                                               -----------          -----------

  Total Current Liabilities
Long Term Liabilities:

  Notes Payable - Long Term                        434,474              491,464
  Obligations under Capital Lease                   89,212              202,687

  Total Long Term Liabilities                      523,686              694,151
                                               -----------          -----------

Commitments and Contingencies:                          --                   --
                                               -----------          -----------

Stockholders' Equity:
  $.01 Par Value, Preferred Stock,
  1,000,000 Shares Authorized,                          --                   --
  No Shares Issued and Outstanding

  $.01 Par Value, Common Stock
  - 19,000,000 Shares
  Authorized and 6,727,324
  Shares Issued and Outstanding                     67,273               67,273

  Additional Paid-in-Capital                     6,489,611            6,489,611

  Retained Earnings                                267,416              511,898

  Cumulative Foreign Currency
  Translation Adjustment                            48,541               31,622
                                               -----------          -----------

  Total Stockholders' Equity                     6,872,841            7,100,404
                                               -----------          -----------

  Total Liabilities
  and Stockholders' Equity                     $12,068,382          $12,193,901
                                               -----------          -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

                                                    For the Thirteen Weeks                  For the Thirty-Nine Weeks
                                                July 1,               July 3,           January 1, 1996       January 2, 1995
                                               1996 to               1995 to                  to                     to
                                             September 29,           October 1,          September 29,            October 1,
                                                1996                   1995                  1996                    1995
Revenue:
  Sales by Company Owned Stores            $  1,578,453           $    754,747           $  4,051,699           $  1,992,068
  Commissary Sales                            3,039,451              2,546,101              8,520,528              7,127,537
  Franchise Fees                                151,934                 38,789                332,273                139,762
  Rental Income                                 341,987                298,501                965,345                907,266
  Royalty Sales                                 749,824                687,002              2,076,167              1,727,322
  Other Operating Income                        156,618                251,322                589,397                448,616
                                           ------------           ------------           ------------           ------------

  Total Revenue                               6,018,267              4,576,462             16,535,409             12,342,571
                                           ------------           ------------           ------------           ------------
Cost of Sales
  Company Owned Stores                        1,007,948                463,608              2,652,620              1,341,254
  Food and Packaging                          2,730,664              2,390,428              7,643,351              6,466,452
  Other Operating Expenses                      613,451                553,582              1,855,890              1,376,368
                                           ------------           ------------           ------------           ------------
Total Cost of Sales                           4,352,063              3,407,618             12,151,861              9,184,074
                                           ------------           ------------           ------------           ------------

Gross Margin                                  1,666,204              1,168,844              4,383,548              3,158,497
                                           ------------           ------------           ------------           ------------

Administrative Expenses                       1,449,697              1,070,880              4,245,013              2,886,959
Operating and Closing Costs
 of Pizzazz Restaurant
                                                 41,245                     --                442,231                     --
                                           ------------           ------------           ------------           ------------
Operating Income/(Loss)                         175,262                 97,964               (303,696)               271,538

Interest Income                                  47,276                 28,477                133,940                 98,672
Interest Expense                                (24,868)               (15,490)               (74,726)               (46,862)
                                           ------------           ------------           ------------           ------------
(Loss) Income Before Income Taxes               197,670                110,951               (244,482)               323,348

Income Taxes                                         --                     --                     --                     --
                                           ------------           ------------           ------------           ------------

Net Income/(Loss)                          $    197,670           $    110,951           $   (244,482)               323,348
                                           ------------           ------------           ------------           ------------

Earnings/(Loss) Per Share                  $       0.03           $       0.02           $      (0.04)          $       0.05
                                           ------------           ------------           ------------           ------------

Weighted Average Number
 of Shares Outstanding
                                              6,727,324              6,252,324              6,727,324              6,000,889
                                           ------------           ------------           ------------           ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]

                                                                                                       Cumulative
                                                                                                         Foreign
                                                 Common Stock            Additional                      Currency        Total
                                            Number of                      Paid-in       Retained       Translation   Stockholders'
                                             Shares         Amount         Capital       Earnings       Adjustments      Equity
Balance - December 31, 1995                  6,727,324         67,273      6,489,611        511,898         31,622       7,100,404
Foreign Currency Translation Adjustment             --             --             --             --          16,919         16,919
Net Loss for the period
January 1, 1996 to September 29, 1996               --             --             --       (244,482)             --       (244,482)
                                           -----------    -----------    -----------    -----------     -----------    -----------
Balance - September  29, 1996                6,727,324    $    67,273    $ 6,489,611    $   267,416     $    48,541    $ 6,872,841
                                           -----------    -----------    -----------    -----------     -----------    -----------

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                                       For the Thirty-Nine Weeks
                                                                                      January 1,        January 2,
                                                                                       1996 to           1995 to
                                                                                    September 29,       October 1,
                                                                                        1996               1995
Net Cash - Operating Activities                                                     $   251,385       $(1,043,746)
                                                                                    -----------       -----------

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs                              (1,488,656)       (1,464,412)
  Proceeds on Disposal of Property and Equipment                                        445,338            52,944
  Repayment of Loan to Officer                                                               --               945
  Loan to Related Party                                                                 554,687          (510,280)
                                                                                    -----------       -----------
Net Cash - Investing Activities                                                        (488,631)       (1,920,803)
                                                                                    -----------       -----------

Financing Activities:
  Proceeds from Loan                                                                    184,596           373,645
  Payment of Debt                                                                      (380,226)       (1,439,231)
  Proceeds from Sale of Common Stock                                                         --           253,360

                                                                                    -----------       -----------
Net Cash - Financing Activities                                                        (195,630)         (812,226)
                                                                                    -----------       -----------

Effect of Exchange Rate Changes on Cash                                                  (1,808)           11,133

Net [Decrease] in Cash and Cash Equivalents                                            (434,684)       (3,765,642)

Cash and Cash Equivalents - Beginning of Periods                                      1,039,915         4,813,224
                                                                                    -----------       -----------
Cash and Cash Equivalents - End of Periods                                              605,231       $ 1,047,582
                                                                                    -----------       -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                   $   133,940       $    46,862
    Taxes Paid                                                                      $        --       $        --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
  Total offering costs during the period January 2, 1995 to July 2, 1995            $        --       $    76,210
  Exchange of Marketable Securities  and Assignment of Consulting Agreements        $   776,145       $        --
  Issuance of 475,000 shares of Common Stock in connection with two consulting
  agreements                                                                        $        --       $   825,000
  Fixed Assets acquired under Capital leases                                        $   248,295       $        --

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

[B]  Basis of Reporting

     The balance sheet as of September 29, 1996, the statements of operations for the period January 1, 1996 to September 29, 1996, and for the period January 2, 1995 to October 1, 1995, the statement of stockholders' equity for the period January 1, 1996 to September 29, 1996 and the statements of cash flows for the period January 1, 1996 to September 29, 1996 and for the period January 2, 1995 to October 1, 1995 have been prepared by the Company without audit. The accompanying interim condensed unaudited financials have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 29, 1996, and the results of its operations and cash flows for the thirty-nine weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995.

     Certain reclassifications may have been made to the 1995 financial statements to conform to classification used in 1996.

[C]  Assignment Of Consulting Agreements

     The three consulting agreements entered into by the Company were assigned to Woodland Limited Partnership at their net book value on April 1, 1996.

[D]  Due from Related Parties

     Crescent Capital owns 4,700,000 share or approximately 70% of International Franchise Systems, Inc. outstanding stock. The Company has loaned funds to Crescent Capital of $1,109,697. These loans are interest bearing and principal and interest are now payable on or before December 29, 1996 (extended from September 29, 1996).


                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview -

Income for the thirteen week period was higher than the same period of the previous year due to the opening of new stores, the increase of existing store sales year to year of 12%, and the Haagen Dazs ice cream line of business. The Company opened six new franchise stores in the period. To date, the Company has opened a net of eleven new stores for the year.

In September, the Company sold one Haagen Dazs parlour back to the Master Franchisor in the UK. The Company is attempting to divest the two other Haagen Dazs units before the end of the year. The ice cream business is influenced by cold weather and the Company anticipates losses from these 2 units in the fourth quarter.

During the second quarter, the Company closed their sit down restaurant ("Pizzazz"). The Company had an agreement with a third party to lease the property and the assets. The Company was unsuccessful in obtaining the landlord's consent to sub-lease the facilities to the third party. As a result, the Company incurred rental and associated expenses on the unit during the third quarter of $41,245. This loss has been included in the Company's income results. The Company has entered into negotiations with another third party that it believes will be acceptable to the landlord. The Company hopes to have the transaction finalized by the end of the year although there are no assurances that the sublease will be finalized or that the landlord will approve the sublease.. Therefore, the Company expects to incur similar costs in the fourth quarter on this property.

Results of Operations -

Comparison of the thirteen week period July 1, to September 29, 1996 and July 3, to October 1, 1995

Revenue
Total revenue for the period was $6,018,267 an increase of $1,441,805 (32%) against the same period of 1995. The main constituents of this increase arose from sales at Company owned stores which increased by $823,706, royalty income, which increased by $175,967 and commissary sales, which increased by $493,350. Rental income also increased by $43,486 and other income decreased by $94,704.

The increase in comparative sales at Company owned stores resulted primarily from the three Haagen Dazs units which were operated by the Company for only one month in the same period last year. The increase in royalty income and commissary sales resulted almost entirely from the increase in system wide sales.

Cost and Expenses
The Company's cost of sales as a percentage of total revenue decreased by 2.1% against the same period of the previous year. However, total cost of sales expenditures increased by $944,445. The cost of sales as a percentage on commissary sales declined by 4.1% from the same period of the previous year because of improved pricing and better margins. The cost of sales as a percentage on Company owned store sales increased by 2.5% because of higher food costs and lower margins for the Haagen Dazs units as compared to the Company-owned Domino's stores. The royalty percentage payable to Domino's increased from the prior year by 6.7%.

Administrative and corporate expenses as a percentage of total revenue increased by 1.6% ($378,817) versus the same period of the previous year. Expenses increased as a result of Haagen Dazs ($189,075), headcount additions to support the franchisees, and general costs for franchise development and shareholder support.

Income
An operating profit of $175,262 was attained in the period against operating income of $97,964 in the comparable period in 1995. This increase in profitability resulted from higher gross margins of $497,360 which offset higher administrative and corporate store costs of $420,062.

Comparison of the thirty-nine week period January 1, to September 29, 1996 and January 2, to October 1, 1995

Revenue
Total revenue for the period was $16,416,512, an increase of $4,073,941 (33%) against the same period in 1995. The main constituents of this increase arose from sales at Company owned stores, which increased by $2,059,631, royalty income, which increased by $541,356 and commissary sales, which increased by $1,392,991.

The increase in sales at Company owned stores resulted primarily from the addition of three Haagen Dazs stores which contributed $1,401,568 and the increased number of stores in operation during this period against 1995. The increase in royalty income and commissary sales resulted almost entirely from the increase in system wide sales.

Cost and Expenses
The Company's cost of sales as a percentage of total revenue decreased by .8% against the same period of 1995. The cost of sales as a percentage of commissary sales declined by 1% from the same period of the previous year. The cost of sales as a percentage of Company owned store sales decreased by 1.8%. The royalty percentage payable to Domino's increased from the prior year by 6.7%.

Administrative and corporate store expenses as a percentage of total revenue increased by 2.3% against the same period of the previous year This increase is reflective of the growth of the company to support the franchisees the increased costs of corporate stores including Haagen Dazs ($978,544) and personnel and shareholder support costs at the Corporate headquarters.

Income
An operating loss of $303,696 was incurred in the period against operating income of $271,538 in the comparable period in 1995. This decrease in profitability resulted primarily from the operating losses at and closure of the Pizzazz Restaurant ($442,231) and higher administrative and corporate store costs offsetting higher gross margins .

Liquidity and Capital Resources

At September 29, 1996 the Company's working capital of $2,022,467 has been reduced by $853,177 from the end of the Company's last fiscal year. The Company's trade receivable have increased by $611,943 from the end of the year in addition to a increase in computer loans to franchisees for $116,371. The Company's receivable from related parties has decreased by $557,199 and inventories and other receivable have decreased by $461,028. The Company's current liabilities have increased as a result of increased commissary purchases The Company believes that its working capital will be sufficient to satisfy its obligations over the next twelve months.

Exchange Rates

The weighted exchange rate for the thirty-nine week period ended September 29, 1996 ($1.5383 per British pound sterling) was approximately 3% lower than the exchange rate during the comparable period in 1995 ($1.5882 per British pound sterling). This difference has the effect of reducing the Company's results by approximately 3% when expressed in U.S. dollars.

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

Item 2. Changes in Securities

          Not Applicable.

Item 3. Defaults Upon Senior Securities

          Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          The annual general meeting of the Stockholders of the Company was held on July 8, 1996 (the Annual Meeting" or "Meeting", with the following results:

          The total number of shares represented at the Annual Meeting in person or by proxy was 1,133 of the 6,727,324 shares of common stock outstanding and entitled to vote at the Meeting.

          On the proposal to elect Franklen M. Abelman, Robert P. Flack, Kenneth
          R.  Franklin,  Colin  Halpern,  Gerald  Halpern  and  Melvin F.  Lazar
          Directors to serve until the 1997 Annual Meeting and until their successors are duly elected and qualified, the nominees for Directors received the number of votes set forth opposite their respective names:

                                       For            Against      Withheld

          Franklen M. Abelman      6,601,133            650         33,925

          Robert P. Flack          6,600,683          1,100         33,925

          Kenneth R. Franklin      6,601,133            650         33,925

          Colin Halpern            6,600,583          1,200         33,925

          Gerald Halpern           6,599,883          1,900         33,925

          Melvin F. Lazar          6,601,033            750         33,925


          There were no broker non-votes recorded. On the basis of the above vote, Franklen M. Abelman, Robert P. Flack, Kenneth R. Franklin, Colin Halpern, Gerald Halpern and Melvin F. Lazar were elected as Directors to serve until the 1997 Annual Meeting and until their respective successors are duly elected and qualified.

          In addition, the Company's stock incentive plan was approved by a vote of 6,566,527 shares for the plan, 69,875 shares against, and 10,915 shares abstained.

Item 5. Exhibits

          (a) Exhibits

          None.

          (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INTERNATIONAL FRANCHISE SYSTEMS, INC.


Date:  November 8, 1996     By: /s/ H Michael Bush
                                H Michael Bush, President
                               (Principal Executive Officer and
                                Principal Accounting Officer)