Form 10KSB
period 1996-12-29
INTERNATIONAL FRANCHISE SYSTEMS INC
filed 1997-03-27
CIK 923142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 / X /        SECURITIES EXCHANGE ACT OF 1934
 ---

              For the fiscal year ended December 29, 1996


                          Commission File No. 33-78950

                      INTERNATIONAL FRANCHISE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                 52-1853204
(State or other jurisdiction of           (I.R.S. employer identification
incorporation or organization)                          No.)


                            6701 Democracy Boulevard
                                    Suite 300
                               Bethesda, MD 20817
               (Address of principal executive offices) (Zip Code)


                                 (301) 897-4870
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [X] No [ ]

     As of March 1, 1997, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $1,013,662.

     As of March 1, 1997, there were 6,727,324 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                                TABLE OF CONTENTS


ITEM                                                                        PAGE
                                     PART I

1.   Business...............................................................  4
2.   Properties............................................................. 12
3.   Legal Proceedings...................................................... 13
4.   Submission of Matters to a Vote of
     Security Holders....................................................... 13
4A.  Executive Officers of the Registrant................................... 13


                                     PART II

5.   Market for the Registrant's Common
     Equity and Related Stockholder
     Matters................................................................ 14
6.   Management's Discussion and Analysis
     of Financial Condition and Results
     of Operations.......................................................... 15
7.   Financial Statements and Supplementary
     Data................................................................... 19
8.   Changes in and Disagreements with
     Accountants on Accounting and Financial
     Disclosure............................................................. 20


                                    PART III

9.   Directors and Executive Officers
     of the Registrant...................................................... 21
10.  Executive Compensation................................................. 21
11.  Security Ownership of Certain Beneficial
     Owners and Management.................................................. 21
12.  Certain Relationships and Related
     Transactions........................................................... 21
13.  Exhibits and Reports on Form 8-K....................................... 21
     Signatures............................................................. 23

                                     PART I

Item 1.   Business of the Company

Introduction

     International Franchise Systems, Inc. and its subsidiaries (collectively, the "Company" or "IFS") have the exclusive right to own, operate and franchise Domino's pizza stores ("Domino's Stores") in the United Kingdom, Northern Ireland and the Republic of Ireland ("the Territory") pursuant to a master franchise agreement (the "Master Agreement") with Domino's Pizza International, Inc. ("DPII"), a wholly-owned subsidiary of Domino's Pizza, Inc. The Company also has the right to operate a fresh pizza dough production facility and wholesale supply business (the "Commissary") for all Domino's Stores in the Territory pursuant to an agreement with Domino's (the "Commissary Agreement").

     IFS is a Delaware corporation, incorporated on October 22, 1993. In December 1993, IFS acquired the United Kingdom subsidiary ("DP Group") of the U.S.-based parent company, Domino's Pizza, Inc., which included existing operations, the rights as subfranchisor to 77 franchise agreements for Domino's Pizza stores, assets relating to the Commissary and assets relating to the existing franchise operation. As of December 29, 1996, IFS has 127 Domino's Pizza stores opened which ranks it as the largest Domino's franchisor in Europe and the fourth largest Domino's franchisee in the world.

     Domino's Stores in the Territory sell pizzas which are made primarily of fresh ingredients. The Commissary supplies Domino's Stores with fresh dough (not frozen), real mozzarella cheese, a proprietary mix of tomato sauce and spices and high quality fresh toppings. IFS has expanded its existing commissary facility with additional capacity and state-of-the-art food handling equipment. IFS believes that it's commissary helps IFS ensure that its high standards of quality and freshness are maintained as it expands in the Territory. IFS plans to establish a new commissary, near its current facility in Milton Keynes, England, which will have greater capacity. In addition, in October, IFS opened a second distribution center in the north of England.


Business Objectives and Strategy

     IFS's mission is to become the dominant brand in the marketplace and build stockholder value. To accomplish this, IFS has developed a strategy designed to achieve high levels of customer satisfaction and repeat business, as well as to enhance recognition of the Domino's name and concept in the Territory. The key elements of IFS's strategy include:

     New Store Locations. IFS believes that the location of a Domino's Store is an essential element of success. IFS's development of the Territory is based on store locations which are strategically located in areas that satisfy IFS's demographic criteria. The stores are positioned in high visibility areas with prominent signage and brightly lit interiors to attract attention. IFS will in the near term continue to seek locations for Domino's Stores in larger cities and college towns.

     Franchise System. IFS is committed to developing a strong franchise system by attracting experienced operators and business people who adhere to IFS's high standards. IFS devotes significant resources to providing its franchisees with assistance in marketing, site selection, store design and employee training.

     High Quality Menu. Domino's Stores offer a menu of high quality pizzas. Pizzas are prepared using fresh dough, real mozzarella cheese, a propriety mix of tomato sauce and spices and other high quality ingredients and toppings. Other menu items include garlic bread, cole slaw, chicken wings, ice cream and soft drinks. IFS has expanded its menu in limited ways to increase market penetration and average spend per order.

     Efficient Operating System. IFS believes that its operating systems, store layout and designated delivery areas result in lower in store operating cost, improved food quality and higher customer service. IFS's Commissary and distribution system provide consistency and efficiencies of scale in dough production. This eliminates the need for each store to order food from third party vendors and commit substantial labor and other resources to dough production. To ensure consistent food quality, each franchisee must purchase all food and supplies from IFS or its approved suppliers.

     Training and Development. IFS operates a training program for store personnel and new franchisees to improve store operations and the management of each franchisee's business. IFS is revising the standard Domino's training program to make it more appropriate and relevant to operations in the Territory.

     Targeted Marketing. IFS's marketing programs target the delivery area of each store, making extensive use of coupons, leaflets and direct mail promotions. IFS also uses radio to advertise its product and name. The local marketing efforts include more effective involvement with community oriented activities with sports teams, schools and other organizations. IFS has implemented an in-store computer system that enables better tracking of customer preferences and target its marketing based on these preferences. IFS works closely with franchisees on local marketing efforts. IFS intends to promote the Domino's brand and selected new pizza products on television in 1997.


The Domino's Store System.

     Domino's Pizza, Inc. opened its first store in 1960 and today is the world's leader in pizza delivery, with over 5,500 company-owned and franchised stores as of December 31, 1996. It had system-wide revenues of approximately $2.8 billion for its fiscal year ended December 31, 1996.

     Domino's Pizza, Inc. has developed a pizza store format and operating system which includes a recognized design, decor and color scheme for store buildings; uniforms for store personnel; signage; service format; quality and uniformity of products and services offered; procedures for inventory and management control; a delivery system; and Domino's trademarks (collectively, the "Domino's System"). All Domino's Stores are required to be operated in accordance with the Domino's System.

     Domino's Stores feature carryout services and delivery services to customers located within a prescribed service area. The service area for each Domino's Store is established to enable the store to deliver a pizza within 30 minutes of the customer's order. Domino's Stores offer a substantially similar core menu including various types of pizza and soft drinks. In the Territory, other menu items include cole slaw, garlic bread and ice cream. Pizza accounts for the most significant amount of system-wide sales. Prices for Domino's menu items are determined by the various operators of Domino's Stores and, accordingly, may vary throughout the Territory.

Relationship With Domino's Pizza, Inc.

     Master Franchise Agreement. The ongoing relationship between IFS and Domino's Pizza, Inc. is governed principally by the Master Agreement between the Company and DPII.

     The Master Agreement requires that during the initial term, IFS shall have opened and operating a minimum number of Domino's Stores in accordance with the following yearly schedule:

Year                     Additional            Total                     Non-                   Minimum
Ended                    Delivery              Delivery                  Traditional            Total
12/31                    Stores                Stores                    Stores(2)              Stores(3)
1997                       24                     149                      27                    176
1998                       22                     171                      38                    209
1999                       24                     195                      51                    246
2000                       25                     220                      66                    286
2001                       25(1)                  245                      66                    311
2002                       25(1)                  270                      66                    336
2003                       25(1)                  300                      66                    366

(1) These are non-binding target amounts of stores to be built. Actual growth requirements for these years are to be reviewed in the year 2000 and mutually agreed upon.
(2) These are non-traditional Domino's Pizza Stores, which include stores that do not provide delivery service. IFS's obligation to satisfy this schedule is contingent on the cooperation of third parties and the approval of each non-traditional store by DPII. To date, IFS has opened five non-traditional Domino's Stores, each of which is located inside a Total gas station convenience store.
(3) Non-binding total amount of stores to be built. Company's obligation under the Master Agreement is for traditional delivery stores only.

     Under the Master Agreement, IFS was required to own ten delivery stores opened by December 31, 1996. As of December 31, 1996, IFS owned 11 stores. A mutual review of the yearly schedule is to take place at the end of 2000. If IFS does not meet the development schedule, DPII may terminate IFS's exclusive right to operate and franchise additional Domino's Stores in the Territory.

     If IFS is in compliance with the Master Agreement at the expiration of the Initial Term, IFS will have the option to extend its exclusive development rights for an additional 10-year period, provided IFS and DPII agree to a minimum development schedule for the renewal term. If after expiration of the Initial Term (or any renewal term), IFS fails to exercise its option to renew its exclusive development rights, or the parties are unable to agree to a minimum development schedule for the renewal term, then IFS would continue to have the right to operate its then existing Company-owned Domino's Stores and to maintain and continue its rights and obligations, and act as subfranchisor, with respect to all then existing franchised Domino's Stores. In such event, IFS would generally have no further right to operate or grant franchises for additional Domino's Stores and DPII would have the right to proceed (or the right to grant a third party the right to proceed) with further development of the Territory, subject to territorial rights granted under then existing franchise agreements.

     IFS is required to pay DPII a one-time store opening fee for each new Domino's Store, whether Company-owned or franchised. IFS has and expects to pass the cost through to the franchisees in the case of franchised stores. In addition, IFS must pay to DPII a monthly royalty fee equal to a certain percentage of each Domino's Store's gross sales. This royalty fee is payable to DPII irrespective of the profitability of

IFS or the Domino's Store, and irrespective of IFS's ability to collect royalties from franchisees. This royalty fee escalates each year until it reaches a maximum of 3% in 2003. IFS's payments to DPII are to be made in U.S. dollars.

     The Master Agreement cannot be assigned by IFS without DPII's consent. In addition, the agreement prohibits DP Group and Colin and Gail Halpern (as indirect controlling shareholders of DP Group) from transferring control of IFS without Domino's prior written consent. For the term of the Master Agreement, DP Group and Colin and Gail Halpern are restricted from having an interest in, being employed by, advising or assisting another business in the pizza or pizza store business in the Territory.

     Under certain circumstances of default by IFS under the Master Agreement, DPII has the right to terminate the Master Agreement. If the Master Agreement is terminated, IFS would be subject to a one-year non-competition covenant in the delivery, carryout or sit-down pizza business and DPII would have the right (but not the obligation) to purchase, at the then-current fair market value, all of IFS's rights and interests as the subfranchisor of Domino's Stores and all of the assets of each Domino's Store owned by IFS. The fair market value would be determined by mutual agreement of IFS and DPII, or in the absence of such agreement by an appraiser. Under certain circumstances of default by DPII under the Master Agreement, IFS has the right to terminate the agreement and continue as an independent pizza operation, including the operation of the Commissary.

     Commissary Agreement.. Pursuant to the Commissary Agreement, DPII has agreed to provide IFS, on an ongoing basis, all information and materials necessary to make IFS familiar with the methods used to operate and manage a Domino's Commissary. IFS must maintain the confidentiality of such information and, subject to limited exceptions, cannot use it in any other business. The Commissary Agreement has a term co-extensive with the Master Agreement and termination and default provisions and restrictions on transfers substantially similar to those contained in the Master Agreement.

Store Locations

     As of December 29, 1996, IFS has opened and is operating 127 Domino's Stores in the Territory, 36 of which are located in greater London, one in Northern Ireland and two in the Republic of Ireland, with the remainder of the stores located throughout the England and Scotland.

Expansion

     IFS believes that the location of a Domino's Store is an essential element of success. The site selection process involves an evaluation of a variety of factors, including demographics (such as population density); specific site characteristics (such as visibility, accessibility and traffic volume); proximity to activity centers (such as office or retail shopping districts and apartment, hotel and office complexes); competition in the area; construction or renovation costs, and lease terms and conditions. IFS will inspect and approve proposed sites for each Domino's Store prior to the execution of a franchise agreement or lease. All sites are subject to the approval of Domino's and the store must generally be approved by the local planning board, which approval can take approximately six months.

     To promote restaurant growth and increase the presence of Domino's in the Territory, the Company has established a successful Dealer Development Program whereby experienced and talented franchisees who lack start-up capital can enter into the Domino's system with financial support from the Company. For those who qualify, a good faith payment of $7,500 is made by the franchisee while the Company invests the remaining capital to build and equip the restaurant. The franchisee then operates the restaurant with full responsibility for operations, marketing and financial management.

     A highly innovative move was undertaken by the Company in June of 1995 with the opening of the first Domino's franchise within a gas station convenience store. Signing an exclusive agreement with Total Oil Great Britain, a subsidiary of the multinational Total Oil, the Company has generated additional product awareness by providing a phone-in/pick-up service to customers in areas where delivery is not available. Currently there are five Domino's franchises with these service stations.

     The Company has also entered into a similar arrangement with Alldays, a British convenience Store Company, to establish Domino's delivery stores on the premises of Alldays Stores. The Company currently is test marketing this service in six Alldays Stores.

Menu

     Domino's Stores offer a substantially similar core menu including high-quality pizza, garlic bread and soft drinks. Other menu items include cole slaw and ice cream. IFS also continuously test-markets pizzas with specialty toppings and adds those items to the regular menu if they prove popular. Pizza accounts for approximately 85% of Domino's Stores' sales in the Territory. Prices for Domino's menu items are determined by franchisees and, accordingly, may vary throughout the Territory.

Store Design

     A typical Domino's Store in the Territory ranges from 800 to 1,200 square feet and is designed to facilitate a smooth flow of food orders through the store. The layout includes specific areas for order taking and pizza preparation resulting in simplified operations, increased efficiency, and improved consistency and quality of food products. The interior of each store has a red and blue color scheme and includes a bright menu board and carryout customer area. The exterior typically includes a Domino's sign with the Domino's logo. The design for a Domino's Store must comply with specified Domino's standards and specifications which are flexible enough to allow a store to be configured to fit a wide variety of building shapes and sizes, thereby increasing the number of suitable locations.

     IFS currently estimates that once the site has the appropriate council planning approval, approximately 30-60 days is required to open a Domino's Store. IFS currently estimates the cost of opening a Domino's Store to be between (pound)90,000 ($140,000) and (pound)120,000 ($185,000), including leasehold improvements, furniture, fixtures, equipment and opening inventories, but excluding lease payments and the franchise fee. Such estimates vary depending on the size of the proposed store and the extent of required leasehold improvements.

Delivery Service

     On average, approximately 85% of the sales made by stores in the Territory are delivered. A delivery area is designed for each store to enable the store to deliver a pizza within approximately 30 minutes of the time an order is placed, taking into consideration the least favorable driving conditions and strict compliance with all laws, regulations and rules of the road and due care and caution in the operation of delivery vehicles. Deliveries throughout the Territory are generally made on mopeds owned by the franchisee and driven by store employees. IFS provides training to franchisees on safe driving and moped safety.

Store Operations

     Store Personnel. A typical Domino's Store employs a store manager, an assistant manager and approximately 14 hourly employees, most of whom work part-time. The manager is responsible for the day-to-day operation of the store and for the maintenance of operating standards. IFS and franchisees seek to hire experienced store managers and staff and motivate and retain them by providing opportunities for advancement and performance-based financial incentives.

     Reporting and Oversight. Franchisees provide IFS with weekly reports containing certain information including the amount of royalty sales, the number of pizzas of various sizes sold and the number of pizzas that were late (pizzas are considered late if removed from the oven more than 21 minutes after an order is taken).

     IFS maintains financial, accounting and management controls for its Domino's Stores through the use of centralized accounting systems, detailed budgets and computerized management information systems, including an accounting system that provides each Domino's Store's daily sales, expenses and cash position. IFS anticipates that it will utilize the support and assistance of Domino's in developing and implementing these control systems. IFS has tested various computer systems to record and report sales and operating information. It has selected and begun installing such a system in Domino's Stores. The Company has a computer staff which installs and trains franchisees in the use of these in-store computers. The Company has also formed a user group of franchisees to facilitate feedback and to discuss new developments.

Franchise Program

     General. IFS believes that the success of the Domino's System, together with the relatively low initial capital investment per Domino's Store, allows IFS to attract franchisees with significant business experience. IFS considers its franchisees to be a vital part of its continued growth. There can be no assurance that IFS will be able to attract a sufficient number of qualified franchisees to meet the development schedule in the Master Agreement.

     Approval. Franchisees are approved on the basis of the applicant's business background, restaurant operating experience and financial resources.

     Franchise Agreements. Each franchisee must comply strictly with the Domino's System and its standards, specifications and procedures. The franchise agreement sets forth various requirements regarding signage, equipment, menu, service, hygiene, hours of operation and communications.

     Under IFS's current standard franchise agreement, the franchisee is required to pay, at the time of signing the franchise agreement, a non-refundable fee of either (pound)8,000 ($12,260) or (pound)18,000 ($27,585), depending upon whether the franchisee is an existing franchisee or a new franchisee of Domino's Stores. Generally, a franchise agreement is executed when a franchisee secures a location. IFS's current standard franchise agreement provides for a term of 10 years (with one ten-year renewal option) and payment to IFS of a royalty fee of 5.5% of sales. The franchise agreements give IFS the right to terminate a franchisee for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to IFS's policies and standards.

     Franchise Store Development. IFS furnishes each franchisee with assistance in selecting sites and developing stores. IFS provides its franchisees with the physical specifications for typical stores. IFS will generally present store locations to franchisees for their approval and franchisees must obtain Company approval of their store design. Each location is selected on the basis of accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic pattern. IFS assists in the design and planning of each store and assists the franchisee in acquiring the equipment needed for each location at competitive prices for the franchisees.

     Franchise Training and Support. Every franchisee is required to have a principal operator approved by IFS who satisfactorily completes IFS's training program. Each manager of a franchised store is also required to complete IFS's training program. Multi-unit franchisees are encouraged to hire a full-time training coordinator to train new employees for their stores. IFS maintains constant communication with its franchisees, relaying operating and marketing information and new ideas between IFS and franchisees.

     Franchise Operations. All franchisees are required to operate their Domino's Stores in compliance with IFS's policies, standards and specifications, including matters such as menu, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

     Franchisee Advisory Group. IFS has instituted a Franchisee Advisory Group for the purpose of assisting IFS with the development of new ideas. The Franchisee Advisory Group is composed of up to eight members, all of whom are required to be franchisees of IFS. The members serve at the discretion of IFS and advise IFS on matters such as store design and menu, operation, marketing, safety and competition in local markets.

Purchasing; Commissary Operations

     Domino's Pizza, Inc. and IFS set quality standards for all products used in Domino's Stores in the Territory. IFS provides fresh dough and substantially all of the other food products and supplies to franchisees through its Commissary. In order to ensure product quality and consistency, all stores are required to make all purchases through the Commissary or from suppliers approved by Domino's and IFS.

     IFS operates its dough production and wholesale food commissary in Milton Keynes. IFS plans to open a new, expanded commissary in the Milton Keynes vicinity. This facility will replace IFS's existing commissary. IFS operates the Commissary as a separate profit center. The Commissary negotiates purchase contracts for virtually all of the ingredients and supplies used in a Domino's Store. When possible, IFS enters into one year, fixed price contracts for products purchased for the Commissary. Certain products, such as mushrooms, are purchased at market prices due to the volatile nature of the prices of those products. The Commissary produces pizza dough which it delivers fresh to the stores.

     Virtually every store orders products through the Commissary on a regular basis and is billed for their purchases. The Commissary also employs an individual who is responsible for quality control and quality assurance and an employee who is responsible for distribution. Products are delivered to stores on a daily basis in refrigerated trucks that are owned or leased by IFS.

     All of the equipment, counters and smallwares needed to open and operate a Domino's Store can be purchased from IFS. IFS also provides layout and design services and recommends contractors, signage installers and telephone systems to its franchisees. Although not required to do so, substantially all of IFS's franchisees purchase most of their equipment from IFS or specified suppliers.

Advertising and Promotion

     The franchise agreement provides that each franchisee must contribute a monthly advertising and promotion fee of 4% of its royalty sales to a fund administered by IFS to be used for advertising, sales promotion and public relations. IFS is responsible for using the proceeds of the advertising fund to develop and implement advertising and promotional plans, materials and activities on behalf of the Domino's Stores in the Territory. All advertising, promotional plans, materials and activities are subject to Domino's approval.

     IFS's principal method of promotion is through leaflets which are distributed to the homes and places of business within each store's service area. These leaflets generally announce promotional prices, new menu items or include special coupons. The leaflets are generally designed by IFS and can be customized by each store. The customizing is facilitated through the use of a single print shop which provides printing services to IFS and the franchisees. IFS also uses local radio and cable television for advertising.

     IFS has started to install an in-store computer system in the franchisee stores. This system provides data which enables franchisees to better track information such as location of customers, the frequency with which each customer orders and the response to a particular coupon or other promotion.

IFS believes the system will enable IFS to do better target marketing, improve the effectiveness of its marketing and reduce the cost of its marketing effort.

Trademarks

     IFS is authorized to use such trademarks, service marks and such other marks as Domino's Pizza, Inc. may authorize from time to time for use in connection with Domino's Stores (collectively, the "Domino's Trademarks"). Domino's Pizza, Inc. has represented to IFS that to the best of its knowledge, Domino's owns all of the rights, title and interests to the Domino's Trademarks used by IFS. Any events or conditions that negatively affect the Domino's Trademarks could have a material adverse effect on IFS.

Foreign Currency and Exchange

     IFS converts United States dollars, as needed, into British Pounds for use in the Territory. Revenues from operations in the Territory will be maintained in pound-denominated accounts, although they may be freely converted into foreign currencies, at then-current official exchange rates, for purposes of paying for foreign goods, payment of royalties and for repatriation of profits. IFS anticipates that it will leave a substantial portion of the profits of its operation, if any, in the Territory for use in its business. There are presently no limitations on IFS's ability to repatriate profits. The exact amount of profits, if any, that IFS repatriates at a given time will depend on, among other factors, IFS's financial condition, results of operations and capital requirements. IFS will be subject to risks from exchange rate fluctuations. IFS may seek to limit its exposure to the risk of currency fluctuations by engaging in hedging or other transactions.

United States and United Kingdom Income Taxes

     Pursuant to United States tax laws, if IFS's subsidiaries organized under the laws of the United Kingdom are not engaged in business in the United States, such subsidiaries will not be subject to United States taxation. Any earnings of these United Kingdom subsidiaries, when paid to IFS (or, in certain cases, deemed paid, even though not distributed, under certain technical provisions of the Internal Revenue Code), would be included by IFS for United States Federal income tax purposes. However, IFS would receive a credit against Federal income tax liability that otherwise would result from any deemed or actual distributions from its United Kingdom subsidiaries, for any United Kingdom corporate taxes paid by such United Kingdom subsidiaries on these distributions, as well as for any United Kingdom dividend and royalty withholding taxes imposed directly on IFS. Because the United Kingdom corporation tax rate (presently 35 percent of taxable income) is the same as the United States corporate tax rate, IFS does not anticipate being subject to significant United States Federal income tax on either distributed or undistributed earnings of its United Kingdom subsidiaries.

     Under United Kingdom tax law, when a United Kingdom corporation pays a dividend to a shareholder, it must also pay an advance corporate tax (referred to herein as "ACT") with respect to that dividend. The ACT is presently set at 25% of the net amount of the dividends paid (which is equivalent to 20% of the sum of the dividend plus the ACT). The paying corporation can normally apply the ACT it pays with respect to dividends paid by it in any accounting period as a credit against its corporation tax liability for the accounting period. To the extent that the ACT cannot be fully applied as such a credit, any unapplied amount may be carried back six years or carried forward indefinitely.

     Under the combined effect of current U.K. tax law and the current U.S.-U.K. Tax Treaty relating to income and capital gains taxes, if IFS's U.K. subsidiary pays it a dividend, IFS will receive in addition to the dividend a tax credit equal to one-half of the ACT paid by the subsidiary with respect to that dividend. Subject to a U.K. withholding tax calculated as a percentage of the aggregate of the dividend received and such tax credit, which the treaty limits, in the case of a dividend paid to a U.S. corporation holding not less than 10% of the subsidiary's voting stock, to no more than 5%.

Pizza Business in the U.K.; Competition

     Pizza has proved to be a particular success in the U.K. Although there are several large pizza operators in the U.K., the market is fragmented with well over 2,000 small units. The Company believes that the two largest operators in the Territory are Pizza Hut with approximately 100 stores dedicated to home delivery and Perfect Pizza with approximately 200 stores. Pizza Hut is jointly owned by PepsiCo and Whitbread.

     IFS also competes for qualified franchisees with many other business concepts, including international, national and regional restaurant chains such as McDonalds, Kentucky Fried Chicken and Burger King. There can be no assurance that IFS will be able to attract a sufficient number of qualified franchisees to satisfy its obligations under the Master Agreement.

Employees

     As of February 7, 1997, IFS employed 172 persons of whom 104 were store employees, 38 were corporate personnel and 30 were employed in IFS's Commissary and distribution center. Most store employees work part-time and are paid on an hourly basis. None of IFS's employees are covered by a collective bargaining agreement.

Government Regulation

     IFS is subject to various British, European and local laws affecting its business. Each of IFS's stores is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the municipality in which the store is located. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the opening of a new store in a particular area. The Commissary and distribution facility are licensed and subject to regulation by national and local health and fire codes, and the operation of its trucks is subject to certain regulations. IFS is also subject to environmental regulations, but these have not had a material effect on IFS's operations.

     IFS is subject to British and European Community regulation that regulate the franchiser-franchisee relationship. These regulations limit, among other things, the duration and scope of non-competition provisions, exclusive territories and restrictions on sources of supply.

     IFS's store operations are also subject to British, European Community and local laws governing such matters as wages, working conditions, citizenship requirements and overtime. Significant numbers of IFS's hourly personnel are paid at rates related to the minimum wage and, accordingly, further increases in the minimum wage could increase IFS's labor costs. New European Community regulations could materially increase IFS's and franchisees' cost of operations.

Item 2.  Properties

     In the Territory, DP Group maintains its place of business at Unit 10, Maryland Road, Tongwell, Milton Keynes in the U.K. The leased space is approximately 20,000 square feet and houses both DP Group's administrative offices and the Commissary. The lease period for the business properties vary from two to five years with options which allow for early release from the commitments at a rate of $194,889 per year.

     DP Realty Limited, a wholly-owned subsidiary of DP Group, has a total of 88 leases. DP Realty Limited enters the lease on new properties as a service for the franchisees to achieve longer rent obligations. The Company then subleases the store space to the franchisee. This practice allows the Company to ensure the franchisee maintains the image of the brand. DP Realty Limited obtains a markup on the sublease to cover the administrative costs. The Company currently subleases 79 of the 88 properties to franchisees. In 1996, the revenues generated from the subleases and the cost of the leased properties were $1.4 million respectively.

     The Company has a one-year lease for their U.S. office that expires on June 30, 1997 and is renewable on an annual basis thereafter. The total rent payable by the Company during the term of the lease is approximately $18,000.

Item 3.  Legal Proceedings

     The Company is not a party to any litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on the Company.



Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 29, 1996.

Item 4A. Executive Officers

The executive officers of the Company are as follows:

     Name                               Position

     H. Michael Bush                    Acting President/Chief Financial
                                        Officer and Secretary

     Gerald Halpern                     Executive Vice President, and
                                        Director

     H. Michael Bush has served as Chief Financial Officer and Secretary since joining the Company in November 1995. Since May 1996, Mr. Bush has also served as Acting President. Mr. Bush is also Chief Financial Officer/Secretary for Red Hot Concepts, Inc. Prior to joining the Company, Mr. Bush worked at Mobil Oil Corporation. He served at Mobil in various financial capacities from 1980 through November 1995, including Manager of Financial Analysis, Accounting Manager and Senior Tax Planning Advisor. From 1976 through 1980, Mr. Bush worked at Unisys. Mr. Bush is a certified public accountant.

     Gerald Halpern, age 63, has served as Executive Vice President and Director of the Company since December 1993. Since April, 1991, he has served as Treasurer of Chinese Pompano, Inc., a fast food restaurant and delivery company, and is responsible for financial planning and development. Mr. Halpern served as Executive Vice President of Courter & Co., a mechanical contracting firm from 1988 to 1990. Mr. Halpern also served for 11 years as President of DRC Industries, owners of the license for Budget Rent-A-Car in the Metropolitan New York area.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Market Information

The Company's Common Stock is traded separately and as part of a unit (a "Unit") which includes one share of Common Stock, one warrant to purchase one share of stock through June 30, 1997 at $5.00 per share (a "Class A Warrant") and one warrant to purchase one share of stock through December 9, 1999 at $10.00 per share (a "Class B Warrant"). The Company's Units, Common Stock, and Class A and B Warrants are listed on the NASD Electronic Bulletin Board, an inter-dealer, over-the-counter market under the symbols DOMSU, DOMS, DOMSW and DOMSZ. Quotes for stock traded on the NASD Electronic Bulletin Board are not listed in newspapers.

     The high and low bid prices of the Units and Common Stock, as reported by NASDAQ were as follows:

                                                1996
                                Common                           Unit
                          High           Low           High             Low

First Quarter           $   1.87       $   .50       $   2.00       $   .62
Second Quarter              1.50           .62           1.50           .62
Third Quarter               1.75           .62           1.75           .62
Fourth Quarter              1.25           .50           1.25           .50


                                                      1995
                                         Common                    Unit
                                   High         Low          High         Low

First Quarter                        --             --     $ 6.25     $  5.75
 (beginning January 11, 1995)
Second Quarter                   $ 5.00       $   5.00       6.375       5.50
 (beginning June 23, 1995)
Third Quarter                      6.125          5.00       7.00        5.125
Fourth Quarter                     8.00           0.75       8.25        0.875

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividends

     The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings to finance future developments.

Number of Stockholders

     As of December 29, 1996, there were 71 record holders of the Company's Common Stock and 75 record holders of each of the Class A and Class B Warrants. The Company believes there are approximately 3,495 beneficial owners of the Company's Common Stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The Company's principal business consists of franchise and royalty fees, sales by company owned stores, income earned from the sale of food and non food products to franchisees and rental income from the sublease of delivery stores. These sources of revenue represent approximately 93% of the total revenue earned by the Company. The remaining 7% of the revenues are derived from the Haagen Dazs ice cream operations.

The Company had 127 stores opened by December 29, 1996. New unit openings of traditional delivery stores increased from 12 in 1995 to 21 in 1996 or an increase of 75%. The increase in store openings is the result of enhanced awareness of the Domino's brand through trade exhibitions and industry publications, more store openings by existing franchisees, and partnership with Allday's (a British convenience store). The Company continues to select "high street" locations which provide enhanced visibility, adequate parking and late night operating hours.

The Company purchased three Haagen Dazs ice cream parlors in 1995. The Company decided in June 1996 that operating and accumulating more parlors was not consistent with its primary mission. As a result, one store was sold back to the master franchiser in September 1996. The Company intends to dispose of the other two stores once a suitable sales price is obtained. The revenue from these stores are seasonal and dilute the Company's primary business income during the cold weather periods of the year. The Company lost approximately $22,000 for the year ended December 29, 1996 attributable to the ice cream parlors.

The Company opened a sit down restaurant, Pizzazz, in December 1995, to further increase awareness of the Domino's brand. The Company did not receive assistance from Domino's Pizza International Inc. in the site selection, restaurant layout and decor, menu design and pricing, and advertising and marketing. The restaurant was closed in June 1996 after the Company determined that they wished to discontinue this line of business as the success of the concept would require too much management attention to be redirected from the Company's primary business. Accordingly, the Company reported the losses from Pizzazz discontinued operations in the 1996 financial statements. The Company has subleased the property commencing April 1997 and terminating December 2010.

In May 1996, as a result of the expanding business, Colin Halpern decided to resign as President to focus solely on the long term strategic development of the Company. H. Michael Bush, the Company's Chief Financial Officer, was elected by the Board of Directors to the position of Acting President. Mr. Halpern continues as Chairman of the Board.

Results of Operations

The Company realized a net loss of $139,808 for the fifty two week period ended December 29, 1996 primarily due to the $631,341 loss from discontinued operations associated with Pizzazz Restaurant. This compared to a net profit of $353,379 for the same period last year. Gross margins increased from the prior year by $2.2 million which offset the increase of franchise support and administrative costs which increased by $2.1 million. Income from continuing operations was $491,533, in 1996, as compared to income from operations of $353,379 in 1995 or an increase of 39%.

The following tables set forth the percentage relationships to total revenues, unless otherwise indicated, of certain income statement data and certain restaurant data for the years 1996 and 1995:

                                                       Dec 29, 1996             Dec 31, 1995
INCOME STATEMENT DATA
Revenues:
Company owned stores                                         14.7%                  14.6%
Haagen Dazs                                                   6.7                    2.7
Franchise Royalties                                          12.9                   13.8
Franchise Fees                                                2.2                    1.5
Commissary sales                                             53.5                   57.8
Property rentals                                              6.0                    7.2
Other income                                                  3.7                    2.4
Total Revenues                                              100.0%                 100.0%
                                                            =====                  =====

Costs and Expenses:
Company owned stores(1)                                      92.1%                 103.7%
Haagen Dazs(1)                                              105.6                  106.9
Commissary expenses(1)                                       90.0                   95.8
Franchise Support, G&A (2)                                   15.5                   13.9
Depreciation/Amortization(2)                                  2.4                    2.6
                                                            -----                  -----
Total Costs and Expenses                                     98.2                   98.1

Operating Income                                              1.8%                   1.9%
Other income(2)                                               0.4                     .02
                                                            -----                  -----
Income from Continuing Operations                             2.2%                   2.1%

Loss from Discontinued Operations(2)                          2.8                    --
                                                            -----                  -----

Net (Loss)/Income                                            (0.6)%                  2.1%
                                                            =====                  =====

Notes:
(1) as a percentage of respective revenues
(2) as a percentage of total revenues

RESTAURANT DATA

Percentage increase in comparable
restaurant sales                                               14%                    12%
Average annual sales for Company owned
stores open full year                               $  655,000.00         $   560,000.00

Number of Company owned stores:
Beginning of Year                                              10                      6
Opened                                                          2                      4
Acquired                                                        2                      2
Sold                                                           (3)                    (2)
                                                            -----                  -----
End of Year                                                    11                     10

Number of Franchised Stores:
Beginning of Year                                              93                     84
Opened                                                         22                      9
Acquired from Company                                           3                      2
Sold to Company                                                (2)                    (2)
                                                            -----                  -----
End of Year                                                   116                     93

Total Stores end of Year                                      127                    103

Comparison of Fiscal 1996 to Fiscal 1995

Revenues

Total revenue for the fiscal year ending December 29, 1996 was $22.8 million versus $17.2 million for the fiscal year 1995. This represents a 33% increase in total revenues. System-wide sales increased from $42.3 in 1995 to $55.0 million in 1996 or an increase of 30%.

Sales by company owned stores increased to $4.9 million in 1996, or 63% increase from 1995. The increase in revenues was primarily the result of the performance of 2 new stores being opened in 1996, full year trading of Haagen Dazs ice cream parlors, and an increase in comparable store sales of 17%.

Royalty fees increased 24% to $2.9 million in 1996 from $2.4 million in 1995. The increase was primarily due to a same store comparable sales increase of 14% versus 1995 and the opening of 21 new delivery stores and 3 "call and collect" stores.

Franchise and other fees increased to $517,000 in 1996 or an increase of 105% over 1995 when fee revenues were $251,000. The increase in fees is attributed to new franchisees opening new stores and new franchisee training programs.

Commissary sales increased 23% net of intercompany sales to $12.2 million in 1996, from $9.9 million in 1995. This increase of 23% is primarily due to new stores in the system and the increase in comparable store sales.

The increase in other sales to $831,000 from $375,000 is related to the company's expansion of computer sales to franchisees.

Cost and Expenses

For the fifty two week period ended December 29, 1996, gross margins increased from $3.8 million in 1995 to $6.0 million in 1996, or an increase from 22.0% to 26.5% of total revenues. This increase was principally related to consistent margins throughout the year on the sale of commissary products and higher gross margins on franchise and other fees and income.

Company owned pizza delivery stores are either staffed with Company personnel or are operated under a Dealer Development Program. Under the Dealer Development Program, the store is operated under a third party management contract where the Company receives a fixed percentage of sales. In those cases, the Company records revenue but does not record cost of food, labor and delivery expense associated with the store. During 1996, the Company switched four stores from Company staffed to Dealer Development. This had a corresponding reduction in cost and expenses to 59.4% as compared to 73.0% in 1995. In the Company operated stores, the Company was able to reduce food costs as a percentage of sales from 28.2% to 25.5%. In total, cost and expense at the Company owned pizza delivery stores reduced as a percentage of revenue from 103.7% in 1995 to 92.1% in 1996.

The costs to operate Haagen Dazs ice cream parlors are similar to company owned pizza delivery stores. The cost to operate the ice cream parlors was reduced from 106.9% in 1995 to 105.6% in 1996. The Company was able to reduce labor expenses as the company gained experience in operating the parlors. Labor costs as a percentage of revenues decreased by 2.9% to 25% versus 27.9% in 1995. Food costs as a percentage of revenue went up in 1996 from 35.6% to 37%. This increase was related to the increased cost of the products and the inability to pass the entire cost on to the consumer. The cost to operate the facilities and administrative costs were reduced in 1996 as the Company was able to sell one Haagen Dazs parlor before the winter season. The Company intends to dispose of the other two stores once a suitable price is obtained.

The commissary expenses include the cost of sales, warehousing and packaging and transportation expenses associated with food sales, non food sales, and equipment sales. These expenses decreased as a percentage of revenue from 95.8% in 1995 to 90.0% in 1996. This decrease is primarily due to improved controls to ensure that Commissary pricing was adjusted for raw material price fluctuations.

Franchise support, general and administrative expenses increased as a percentage of revenues from 13.9% to 15.5% as the company increased franchisee support staff to serve existing stores and to prepare for continuing new store growth and expanding market share. The Company's market share has increased from 5% to 12% in the last three years.

Depreciation and amortization decreased as a percentage of revenues to 3% in 1996 from 2% in 1995. The expense decreased primarily as a result of increased revenues and lower capital expenditures in 1996 versus 1995.

Net Other Income increased to $63,000 in 1996 from $40,000 in 1995. This increase is primarily related to the interest earned on the lending of funds to related parties.

The Company developed the "Pizzazz" concept and opened and operated the Pizzazz restaurant. The restaurant gross margin was a loss of $67,000 and the cost of restaurant labor, fixed restaurant costs, management costs, start up costs, and concept development costs totaled $ 564,000. In June 1996, the Company decided to discontinue the Pizzazz operations and closed the restaurant after it determined that the success of the concept would require too much management attention to be redirected from the Company primary business.

Liquidity and Capital Resources

The Company's net working capital at December 29, 1996 was $1.7 million which decreased from $2.9 million on December 31, 1995. Total current assets were $7.5 million at December 29, 1996 versus $7.3 million on December 31, 1995. Current liabilities increased by $1.4 million in 1996 to $5.8 million on December 29, 1996 from $4.4 million.

The primary increases in current assets related to the trade receivables and franchise loans which increase as a result of the expanding business. The increase in current liabilities relates to increases in value added taxes payable, the current portion of long term debt and trade payables.

The following table represents the net funds provided and/or used in operating, financing, and investment activities for both periods: (Thousands)

                                                Jan 1 -Dec 29       Jan 1-Dec 31
                                                      1996              1995

Net cash provided/(used) from
continuing operations                                $ 1,171           $  (466)
Net cash (used) for discontinued operations             (631)               --
Net cash (used) from investing                          (464)           (4,196)
Net cash provided/(used) by financing                   (307)              695

The Company generated approximately $1,171,000 in cash from continuing operations and utilized cash of $631,000 in the discontinuance of the Pizzazz operation. The Company had a net loss of approximately $140,000 for the year ended December 29,1996, however, this loss was offset by non cash items of $1,310,000. Trade accounts receivable and franchisee loans and other receivables increased from the prior year by $62,000 in additions to franchisee loans , prepaid and accrued income ($327,000), and inventories ($175,000). Accounts payables, accrued and other payables increased by ($805,000 ), and value added taxes payable increased by ($79,000). The Company anticipates that it will continue to generate positive cash flow from operations in 1997 as a result of improving profits of the Company, the opening of additional stores and reduction of administrative expenses as a percentage of sales.

The Company utilized $464,000 and $4,196,000 in investing activities for fiscal years 1996 and 1995, respectively. The Company requires capital to open or acquire stores, the acquisition of new commissary equipment and delivery trucks, or the enhancement of corporate systems and facilities. The Company spent $1.3 million in 1996 versus $2.4 million in 1995 in property and equipment. The capital was primarily spent on company owned stores of approximately $635,000 and the commissary. The company spent an additional $125,000 on refits or upgrading Pizzazz and Haagen Dazs. The Company anticipates that it will need $800,000 to open two new corporate stores and invest in commissary equipment in 1997. The Company also believes it will collect approximately $1,900,000 of the receivable from its parent Crescent Capital in 1997. Cash utilized for financing activities during the year ended December 29, 1996 was $307,000. Proceeds of a loan to Domino's Pizza Group from National Westminster Bank totaled $188,000. Repayments of debt totaled $282,000 and capital lease payments totaled $213,000.

The Company has a commitment on office space at its Corporate office until June 30, 1997. The Company's U.K. subsidiary has its principle office in Milton Keynes, England and leases 88 Domino store properties. Estimated annual operating lease payments for the next five years range each year between approximately $2.2 million to $2.6 million and approximately $18.5 million for all of the years combined subsequent to 2001 for a total of $30.6 million. The Company collects rental income from the sublease of the Domino store properties which total approximately $21.7 million The Company does not believe that the net exposure is $8.9 million because the total minimum future rental income as calculated assumes the subleases are for the initial ten year period of the franchise agreement only. The Company believes that the franchisees will exercise the renewal option of the franchise agreement.

The Company has lease obligations under capital leases for commissary equipment and motor vehicles. As of December 29, 1996 and the next three years, the Company has decreasing annual obligations which range from $231,000 down to $24,000 per year. The net present value of these obligations total approximately $285,000.

The Company's anticipated debt payment through December 29, 1997 will be approximately $321,000. In the following four years, annual principal payments are expected to be approximately $167,000, $112,000, $99,000, and $14,000.

The Company believes it can meet its short term liquidity needs from the projected cash to be generated from operations and collection of its receivable from the parent company of approximately $1.9 million. The Company's long term liquidity needs will also be met by cash generated from operations, and if necessary, supplemented by debt financing or additional equity funding. The Company does not currently have any commitments for either bank or equity funding. The Company anticipates it will spend $800,000 to open additional corporate stores and acquire commissary equipment in 1997. The Company in not obligated to open any additional Company owned stores by December 1997 under the Master Agreement. If the Company's plan change or its assumptions or estimates prove to be inaccurate, the Company may require additional funds to achieve increased sales. If such funds are unavailable, the Company will have to reduce its operations to a level consistent with its available funding.

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

Item 7.  Financial Statements & Supplementary Data.


INTERNATIONAL FRANCHISE SYSTEMS, INC.



INDEX




Independent Auditor's Report................................................F-1

Consolidated Balance Sheet at December 29, 1996.....................F-2.....F-3

Consolidated Statements of Operations for the
fifty-two weeks ended December 29, 1996 and
December 31, 1995.......................................................... F-4

Consolidated Statements of Stockholders' Equity for the
period January 2, 1995 to December 29, 1996................................ F-5

Consolidated Statements of Cash Flows for the
fifty-two weeks ended December 29, 1996 and
December 31, 1995...................................................F-6.....F-7

Notes to Consolidated Financial Statements..........................F-8.....F-23



                                . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of International Franchise Systems, Inc.


     We have audited the accompanying consolidated balance sheet of International Franchise Systems, Inc. and its subsidiaries as of December 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fifty-two week periods ended December 29, 1996 and December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Franchise Systems, Inc. and its subsidiaries as of December 29, 1996, and the consolidated results of their operations and their cash flows for each of the two fifty-two week periods ended December 29, 1996 and December 31, 1995, in conformity with generally accepted accounting principles.




                                                 MOORE STEPHENS, P.C.
                                                 Certified Public Accountants.

Cranford, New Jersey
March 3, 1997

INTERNATIONAL FRANCHISE SYSTEMS, INC.



CONSOLIDATED BALANCE SHEET AS OF DECEMBER 29, 1996.



Assets:
Current Assets:
   Cash and Cash Equivalents                                         $   664,123
   Trade Accounts Receivable [Net of Allowance of $166,939]            2,278,638
   Franchisee Loans                                                    1,008,990
   Inventories                                                           865,131
   Prepaid Expenses and Other Current Assets                             665,521
   Due from Parent Company                                             1,839,325
   Due from Officer                                                      125,016
   Other Receivables                                                      51,475
                                                                     -----------

   Total Current Assets                                                7,498,219
                                                                     -----------

Property and Equipment - At Cost                                       3,750,842
Less: Accumulated Depreciation                                           993,456
                                                                     -----------

   Property and Equipment - Net                                        2,757,386
                                                                     -----------

Other Assets:
   Deposits                                                              637,562
   Intangible Assets - Net                                             1,107,953
   Investment in Marketable Securities of Parent Company                 776,145
   Net Assets of Discontinued Operations                                 666,156
                                                                     -----------

   Total Other Assets                                                  3,187,816
                                                                     -----------

   Total Assets                                                      $13,443,421
                                                                     ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 29, 1996.




Liabilities and Stockholders' Equity:
Current Liabilities:
   Trade Accounts Payable                                            $ 3,704,523
   Accrued Expenses and Other Payables                                 1,114,416
   Taxes Payable                                                         415,771
   Obligations Under Capital Leases                                      217,691
   Current Portion of Long-Term Debt                                     321,621
   Related Party Payable                                                  29,785
                                                                     -----------

   Total Current Liabilities                                           5,803,807
                                                                     -----------

Long-Term Liabilities:
   Long-Term Debt                                                        392,363
   Obligations Under Capital Leases                                       67,877
                                                                     -----------

   Total Long-Term Liabilities                                           460,240
                                                                     -----------

Commitments and Contingencies                                                 --
                                                                     -----------

Stockholders' Equity:
   $.01 Par Value, Preferred Stock, 1,000,000 Shares Authorized,
     No Shares Issued and Outstanding                                         --

   $.01 Par Value, Common Stock - 19,000,000 Shares
     Authorized and 6,727,324 Shares Issued and Outstanding               67,273

   Additional Paid-in Capital                                          6,489,611

   Retained Earnings                                                     372,090

   Cumulative Foreign Currency Translation Adjustment                    250,400
                                                                     -----------

   Total Stockholders' Equity                                          7,179,374
                                                                     -----------

   Total Liabilities and Stockholders' Equity                        $13,443,421
                                                                     ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Fifty-two weeks ended
                                                               December 29,      December 31,
                                                                  1 9 9 6           1 9 9 5
Revenue:
   Sales by Company-Owned Stores                               $  4,851,362      $  2,970,709
   Commissary Sales                                              12,241,320         9,930,206
   Royalty Fees                                                   2,941,971         2,376,305
   Rental Income                                                  1,364,434         1,232,162
   Franchise Fees                                                   516,780           251,649
   Other Operating Income                                           831,328           375,358
   Management Fees from Related Party                                25,000            36,000
                                                               ------------      ------------

   Total Revenue                                                 22,772,195        17,172,389
                                                               ------------      ------------

Cost of Sales:
   Company-Owned Stores                                           3,035,130         1,997,917
   Food, Packaging and Distribution                              10,796,422         9,517,104
   Rental Operations                                              1,312,606         1,161,510
   Other Operating Expenses                                       1,588,471           701,951
                                                               ------------      ------------

   Total Cost of Sales                                           16,732,629        13,378,482
                                                               ------------      ------------

   Gross Margin                                                   6,039,566         3,793,907

General and Administrative Expenses                               4,917,987         3,040,457

Depreciation and Amortization                                       693,201           440,355
                                                               ------------      ------------

   Operating Income                                                 428,378           313,095
                                                               ------------      ------------

Other Income [Expense]:
   Interest Income from Parent Company                              112,776                --
   Interest Income                                                   68,833           122,839
   Interest Expense                                                (118,454)          (82,555)
                                                               ------------      ------------

   Total Other Income                                                63,155            40,284
                                                               ------------      ------------

   Income from Continuing Operations                                491,533           353,379

Income Taxes                                                             --                --
                                                               ------------      ------------

   Income from Continuing Operations                                491,533           353,379

Discontinued Operations:
   Loss from Discontinued Operations of Pizzazz Restaurant          631,341                --
                                                               ------------      ------------

   Net [Loss] Income                                           $   (139,808)     $    353,379
                                                               ============      ============

Earnings Per Share:
   Income From Continuing Operations                           $        .07      $        .06
   Loss From Discontinued Operations                                   (.09)               --
                                                               ------------      ------------

   Net [Loss] Income Per Share                                 $       (.02)     $        .06
                                                               ============      ============

   Weighted Average Number of Shares Outstanding                  6,727,324         6,165,558
                                                               ============      ============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         Cumulative
                                                                                                           Foreign
                                                   Common Stock           Additional                       Currency       Total
                                            Number of                      Paid-in         Retained       Translation  Stockholders'
                                             Shares         Amount         Capital         Earnings       Adjustments     Equity

  Balance - January 2, 1995                5,717,681     $    57,177     $ 3,822,388      $   158,519      $  50,704    $ 4,088,788

Sale of Common Stock to Public [2nd
  Phase] [Net of Offering  Costs of
  $44,855]                                    59,643             596         176,554               --             --        177,150

Issuance of Common Stock                     237,500           2,375         347,625               --             --        350,000

Issuance of Common  Stock                    237,500           2,375         472,625               --             --        475,000

Issuance of Common Stock                     475,000           4,750       1,895,250               --             --      1,900,000

Additional Offering Costs in
  Connection with Sale of Stock
  to Public [1st and 2nd Phase]                   --              --        (224,831)              --             --       (224,831)

Foreign Currency Translation
   Adjustment                                     --              --              --               --        (19,082)       (19,082)

Net Income for the fifty-two weeks
  ended December 31, 1995                         --              --              --          353,379             --        353,379
                                         -----------     -----------     -----------      -----------      ---------    -----------

  Balance - December 31, 1995              6,727,324          67,273       6,489,611          511,898         31,622      7,100,404

Foreign Currency Translation
  Adjustment                                      --              --              --               --        218,778        218,778

Net [Loss] for the fifty-two weeks
  ended December 29, 1996                         --              --              --         (139,808)            --       (139,808)
                                         -----------     -----------     -----------      -----------     ----------    -----------

  Balance - December 29, 1996              6,727,324     $    67,273     $ 6,489,611      $   372,090     $  250,400    $ 7,179,374
                                         ===========     ===========     ===========      ===========     ==========    ===========

Foreign Currency Translation

  The functional currency for the Company's foreign operations is the British pound sterling. The translation from British pound sterling into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity. Equity transactions denominated in British pound sterling have been translated into U.S. dollars using the effective rate of exchange at date of issuance.


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Fifty-two weeks ended
                                                                December 29,     December 31,
                                                                  1 9 9 6           1 9 9 5
Operating Activities:
   Net [Loss] Income                                            $  (139,808)     $   353,379
                                                                -----------      -----------
   Adjustments to Reconcile Net [Loss] Income to Net
    Cash [Used for] Provided by
     Operating Activities:
     Loss from Discontinued Operations                              631,341               --
Depreciation and Amortization                                       917,546          562,030
     Recovery of Bad Debts                                          (46,230)        (279,135)
     [Gain] Loss on Disposal of Property and Equipment             (306,057)          (6,049)

   Changes in Assets and Liabilities:
     [Increase] in:
       Trade Accounts and Other Receivables                         (61,787)        (841,266)
       Inventories                                                 (174,788)         (75,620)
       Prepaid Expenses and Accrued Income                         (327,587)        (126,479)
       Other Assets                                                (206,176)        (376,137)

     Increase [Decrease] in:
       Trade Accounts Payable                                       320,797          627,827
       Accrued Expenses                                             355,198         (422,129)
       Other Payables and Accrued Interest                          129,026          117,191
       Taxes Payable                                                 79,244               --
                                                                -----------      -----------

       Net Cash Provided by Continuing Operations                 1,170,719         (466,388)
                                                                -----------      -----------

     Net Cash [Used] by Discontinued Operations                    (631,341)              --
                                                                -----------      -----------
   Net Cash - Operating Activities - Forward                        539,378         (466,388)
                                                                -----------      -----------

Investing Activities:
   Purchase of Property and Equipment and Capitalized Costs      (1,294,141)      (2,386,348)
   Proceeds on Disposal of Property and Equipment                   700,855           67,600
   Advances to Officer                                                   --          (93,740)
   Payments by Officer                                                9,135               --
   Advances to Parent Company                                    (1,025,040)        (880,000)
   Payments by Parent Company                                       801,000          275,000
   Advances to Related Parties                                      (20,000)      (1,403,557)
   Payments by Related Parties                                      228,520          425,000
   [Increase] Decrease in Restricted Cash                           200,000         (200,000)
   Purchase of Intangible Assets                                    (64,223)              --
                                                                -----------      -----------

   Net Cash - Investing Activities - Forward                       (463,894)      (4,196,045)
                                                                -----------      -----------

Financing Activities:
   Proceeds from Sale of Common Stock                                    --        1,733,569
   Proceeds from Debt                                               187,920          503,299
   Repayment of Debt                                               (281,504)      (1,446,354)
   Capital lease Payments                                          (213,178)         (95,891)
                                                                -----------      -----------

   Net Cash - Financing Activities - Forward                    $  (306,762)     $   694,623


The Accompanying Notes are an Integral Part of These Consolidated Financial
Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Fifty-two weeks ended
                                                                             December 29,     December 31,
                                                                               1 9 9 6           1 9 9 5
   Net Cash - Operating Activities - Forward                                 $   539,378      $  (466,388)

   Net Cash - Investing Activities - Forwarded                                  (463,894)      (4,196,045)

   Net Cash - Financing Activities - Forwarded                                  (306,762)         694,623

Effect of Exchange Rate Changes on Cash                                           55,486           (5,499)
                                                                             -----------      -----------

   Net [Decrease] in Cash and Cash Equivalents                                  (175,792)      (3,973,309)

Cash and Cash Equivalents - Beginning of Periods                                 839,915        4,813,224
                                                                             -----------      -----------

   Cash and Cash Equivalents - End of Periods                                $   664,123      $   839,915
                                                                             ===========      ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                                                $    50,904      $   152,755
     Income Taxes                                                            $        --      $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   Issuance of 950,000 Shares in Connection with Consulting
     Agreements                                                              $        --      $   943,750
   Equipment Under Capital Lease                                             $    81,719      $   303,236
   Receipt of Parent Company Stock in Payment of Related Party
     Note for Assignment of Consulting Agreements                            $   776,145      $        --

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Organization and Business

Corporate Structure - International Franchise Systems, Inc. ["IFS"] was incorporated in Delaware on October 22, 1993. IFS owns 100% of the stock of Domino's Pizza Group Limited ["DP Group"], a United Kingdom ["UK"] corporation headquartered in Milton Keynes, England. DP Group owns 100% of the stock of DP Realty Limited ["DP Realty"], DPGS Limited ["DPGS"] and Livebait Limited ["Livebait"], each a UK corporation with headquarters at Milton Keynes, England.

IFS is a subsidiary of Crescent Capital, Inc. ["Crescent"], a publicly-held corporation.

Description and Nature of Business - The principal purpose of IFS and its wholly-owned subsidiaries [collectively referred to as the "Company"] is to be a holding company for the exclusive right to own, operate and franchise Domino's Pizza Stores in the U.K., Northern Ireland and the Republic of Ireland [the "Territory"] pursuant to a Master Franchise Agreement ["MFA"] [See Note 17A]. The Company's multi-national operations include the ownership and operation of Domino's Pizza Stores, the sale of commissary food products, supplies and equipment to franchisees and the development of new franchises. As of December 29, 1996, there were 127 stores operating, 116 of which were franchised and 11 were Company-owned. As of December 31, 1995, there were 103 stores operating, 93 of which were franchised and 10 were Company-owned.

[2] Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Accounts Receivable - Substantially all accounts receivable are due from franchisees for commissary and small wares equipment purchases and royalties. Credit is extended based on an evaluation of the franchisee's financial condition. The Company has a security interest in the franchise stores and their assets as collateral. The Company considers their accounts receivable to be fully secured.

Franchisee Loans - Franchisee loans consist of loans issued for in store computer purchases, new loans for equipment purchases, or loans acquired from Dominos Pizza International ["DPII"] which were issued to the original franchisees. The Company has a security interest in the franchise stores and their assets as collateral. The Company considers their franchisee loans to be fully secured.

Inventories - Inventories, which consist primarily of food products and equipment for resale to franchises, are stated at the lower of cost, determined by the first-in, first-out basis or market value.

Property and Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the improvements.

Master Franchise Agreement - The MFA is stated at cost which includes associated professional costs. One-third of the cost of the MFA has been allocated to the exclusive development rights under the MFA and is being amortized over a ten-year period. The remaining two-thirds of the cost of the MFA has been allocated to the right to operate as sub-franchisor in the Territory and is being amortized over a twenty-year period. Amortization expense for the fifty-two weeks ended December 29, 1996 and December 31, 1995 is $72,000 and $72,000, respectively [See Note 17A].

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2


[2] Summary of Significant Accounting Policies [Continued]

Consulting Agreements - The Company had entered into various consulting agreements which were being amortized over the life of the agreements. The Company assigned these assets to Woodland Limited Partnership ["Woodland"], a related party, at their net book value on April 1, 1996 [See Note 17C]. Amortization expense for the fifty-two weeks ended December 29, 1996 and December 31, 1995 was $51,563 and $116,043, respectively.

Rights to Store Leases - The rights to store leases are stated at cost and are being amortized over a ten-year period [the average length of the remaining term under the leases] under the straight-line method. Amortization expense for the fifty-two weeks ended December 29, 1996 and December 31, 1995 is $13,439 and $5,000, respectively.

Store Franchise Agreement - The Store Franchise Agreement represents the cost of the franchise fees paid for corporate-owned stores. The cost of the franchise fees range from $4,650 to $12,400 per store. These costs are amortized over the term of the franchise agreements, which is ten years. Amortization expense for the fifty-two weeks ended December 29, 1996 and December 31, 1995 is $7,210 and $2,874, respectively.

Store Development Costs - Store development costs, which represent certain expenses incurred before a new facility opens, including design and construction costs, are amortized on a straight-line basis over three years. Amortization expense for the fifty-two weeks ended December 29, 1996 and December 31, 1995 is $30,075 and $14,140, respectively.

Start-up Costs - Start-up costs related to the opening of company-owned stores, which primarily include management training costs, are capitalized. These costs are amortized over a two year period. Amortization for the fifty-two weeks ended December 29, 1996 and December 31, 1995 was $-0- and $9,469, respectively.

Goodwill - Goodwill represents the excess of the price paid for a corporate store over the fair value attributed to the assets acquired, and is being amortized using the straight-line method over ten years. Amortization expense for the fifty-two weeks ended December 29, 1996 and December 31, 1995 is $1,253 and $851, respectively.

Marketable Securities - Statement of Financial Accounting Standards ["SFAS"] No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are classified into the following three categories: held-to-maturity debt securities; trading securities; and available-for-sale securities.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. Held-to-maturity debt securities are reported at amortized cost. The Company's investments at December 29, 1996 consisted of equity securities in Crescent which are classified as available for sale and were stated at cost, which approximated fair value and are presented at estimated fair value [See Note 12].

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3


[2] Summary of Significant Accounting Policies [Continued]

Revenue Recognition - Revenue from commissary sales is recognized upon shipment of products and company-owned store sales are recognized at point of sale. Franchise fees consist of initial franchise fees which are recognized in income when the Company has substantially completed its obligations under the franchise agreement. This generally occurs upon the opening of a franchise location at which time the Company has completed its obligation to assist with the location and design of the new store and the training of staff. Royalty fees are earned on sales by franchisees and is recognized as revenue when the related sales are made. Rental income, which consists of rent paid under subleases [See Note 7] is recognized ratably over the lease period. Other operating income consists primarily of computer system sales which is recognized at point of installation.

Advertising Costs - Advertising costs are expensed as incurred and are offset by a fee of 4% of royalty sales by franchisees, which amount must be spent on the franchise's behalf for various advertising programs. If advertising costs exceed the fees received at a given point, a receivable from the franchisor is recorded from the franchisee on the Company books for the amounts still due. Similarly if at a given point, more fees are received than have been expended, a payable to the franchisee is recorded. This amount is included in other receivables or other payables.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Earnings [Loss] Per Share - Earnings [loss] per share of common stock is based on the weighted average number of common shares outstanding for the period presented. Common stock equivalents are included in the computation when their effect is considered dilutive.

Foreign Currency Translation - Balance sheet amounts denominated in British pound sterling have been translated into U.S. dollars using the year end rate of exchange. Operational results denominated in British pound sterling have been translated into U.S. dollars using the average yearly rate of exchange. Equity transactions denominated in British pound sterling have been translated into U.S. dollars using the effective rate of exchange at date of issuance.

Impairment - Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 29, 1996, management expects these assets to be fully recoverable

Stock Options Issued to Employees - The Company adopted SFAS No. 123 on January 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25 for financial reporting purposes.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification - Certain items in the prior year's financial statements have been reclassified to conform with the current year's presentation.

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4



[3] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company had approximately $659,599 on deposit at National Westminster Bank, Plc, a U.K. bank at December 29, 1996. The U.K. does not have federal insurance on balances maintained in banks. Thus, the entire amount is subject to loss due to credit risk. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company has a security interest in franchised stores and their assets are collateral for the receivable.

[C] Economic Dependency - Due to the nature of franchising and the Company's agreements with Domino's, the success of the Company is in part dependent upon the overall success of Domino's, including Domino's financial condition, management and marketing success, and the successful operation of stores opened by other franchisees.

[D] Potential Loss of Exclusive Development Rights - The Company's business plan is dependent on its exclusive development rights under the MFA. The MFA requires that the Company have opened and operating a minimum number of Domino's Stores in accordance with a specified yearly schedule. The Company was obligated for the year ended December 29, 1996 to have a total of 125 delivery stores opened. As of that date, the Company had 127 stores opened, of which 122 were delivery stores, including 11 which were Company owned. As of March 1, 1997, the Company has opened one additional store with the remaining two stores to be opened by the end of March 1997. This is adequate to meet the development schedule for 1996. There can be no assurance that the Company will be successful in opening the number of Domino's Stores required, or that new Domino's Stores opened by the Company or its franchisees will be operated profitably. Furthermore, there can be no assurance that the Company will be able to renew the MFA beyond December 31, 2003. If the MFA is not renewed, the Company would lose its exclusive development rights.

[E] Operations in a Foreign Country - The Company is subject to numerous factors relating to conducting business in a foreign country [including, without limitation, economic, political and currency risks], any of which could have a significant impact on the Company's operation.

The Company's U.K. operating subsidiary, DP Group, is subject to U.K. corporation tax on its profits. The Company has used and expects DP Group to be able to continue to use the tax loss carryforwards previously held by its predecessor and carried over to DP Group to offset some of its future tax payments. However, there can be no guarantee that DP Group will be profitable to be able to continue to use the carryforward tax losses.

Currently, DP Group's operations are subject to the laws and regulations of the Territory and the European Community, including such laws and regulations relating to antitrust and trade regulation. The failure by DP Group to comply with these laws may cause the Company to be unable to enforce its franchise agreements with franchisees. The Company and its franchisees are also subject to U.K. government and local laws and regulations generally. Store operations are subject to health, sanitation, employment and safety standards imposed by the European, national and local authorities. These regulations and any new laws and regulations could have a significant financial impact on the operation of the Company owned and franchised stores.

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5



[4] Property and Equipment

The following details the composition of property and equipment:

                                                             Accumulated
                                                   Cost      Amortization        Net
Equipment, Office Fixtures and Furnishings     $2,413,446     $  660,629     $1,752,817
Equipment and Motor Vehicles Under
   Capital Leases                                 625,783        190,420        435,363
Leasehold Improvements                          1,367,605        166,569      1,201,036
Motor Vehicles                                    110,914         49,839         61,075
                                               ----------     ----------     ----------

   Totals                                      $4,517,748     $1,067,457     $3,450,291
                                               ==========     ==========     ==========

Depreciation expense for the fifty-two weeks ended December 29, 1996 and December 31, 1995 was $533,195 and $494,741, respectively.

[5] Intangible Assets

Intangible assets, at December 29, 1996, consists of the following:

                                                             Write-offs
                                             Accumulated        and
                                  Cost       Amortization    Assignments         Net
Master Franchise Agreement     $1,080,000     $  216,000     $       --     $  864,000
Consulting Agreements             943,750        167,605        776,145             --
Rights to Store Leases            138,094         25,575             --        112,519
Store Franchise Agreement          78,147         32,317             --         45,830
Store Development                 122,094         47,750             --         74,344
Start-up Costs                    156,385          9,469        146,916             --
Goodwill                           12,421          1,161             --         11,260
                               ----------     ----------     ----------     ----------

   Totals                      $2,530,891     $  499,877     $  923,061     $1,107,953
                               ==========     ==========     ==========     ==========

The balance of start-up costs were written off during 1996 as they related to the Pizzazz restaurant concept which was suspended on June 3, 1996 [See Note 8].

[6] Long-Term Debt

Long-term debt consists of the following:
                                                             December 29,
                                                                1 9 9 6
Note Payable to Domino's Pizza International, Inc. for the
   Master Franchise Agreement                                  $116,667
Loans Payable to National Westminster Bank                      597,317
                                                               --------

Total                                                           713,984
Less:  Current Portion                                          321,621

   Long-Term                                                   $392,363
                                                               ========

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6




[6] Long-Term Debt [Continued]

The note payable to Domino's Pizza International, Inc. for the MFA was originally for $650,000 of which $300,000 was paid on January 17, 1995 and $350,000 is payable in installments of approximately $29,000 for twelve consecutive quarters beginning on January 1, 1995, with interest at the rate of 8% per annum payable on the installment dates. Total installment payments of $233,333 were made as of December 29, 1996.

The Company has various loans payable to National Westminster Bank ["NatWest"] of $597,317 at December 29, 1996. The loans are payable over terms of 3 to 5 years in aggregate monthly installments of approximately $16,500. Interest on one loan is 9.75% per annum and the second loan carries interest at 9.875% per annum while the other loans bear interest at the bank's base rate plus 3%. The bank's base rate at December 29, 1996 was 6.00%. The obligations to NatWest are secured by all of the assets of DP Group, DP Realty and DPGS. Additionally, the Chairman of the Company has personally guaranteed these obligations to a maximum of approximately $42,000.

The following are maturities of long-term debt for each of the next fifty-two week period:

  December 29,
      1997                    $321,621
      1998                     166,821
      1999                     112,319
      2000                      99,241
      2001                      13,982
                              --------

     Total                    $713,984
                              ========

[7] Leases

The Company is the lessee of motor vehicles and equipment under capital leases expiring in various years through 1999. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets held under capital leases is included in depreciation expense.

Following is a summary of property held under capital leases at December 29, 1996:

Equipment and Motor Vehicles                       $ 625,783
Less:  Accumulated Depreciation                     (190,420)
                                                   ---------

   Net                                             $ 435,363
                                                   =========

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7



[7] Leases [Continued]

Minimum future lease payments under capital leases as of December 29, 1996 for each of the next five years and in the aggregate are:

Year Ended
December 29,                                                              Amount
    1997                                                               $       231,482
    1998                                                                        82,636
    1999                                                                        23,822
    2000                                                                            --
    2001                                                                            --
    Subsequent to 2001                                                              --
                                                                       ---------------

    Total Minimum Lease Payments                                               337,940
    Less:  Amount Representing Interest                                        (52,372)
                                                                       ---------------

    Present Value of Net Minimum Lease Payment                         $       285,568
                                                                       ===============

Interest rates on capitalized leases vary from 3% to 8% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

The Company has a one-year operating lease for its U.S. office that expires on June 30, 1997 and is renewable on a year-to-year basis thereafter.

The Company leases land and buildings, office equipment and motor vehicles under operating leases expiring in various years through 2016.

The Company leases store properties directly, through a subsidiary, DP Realty, and then subleases the properties to franchisees. At December 29, 1996, the Company had operating leases for approximately 88 stores with periods ranging from 10 to 42 years, of which 79 were also subject to subleases to the franchisees and the balance are used for Company owned stores. The subleases are for an initial ten year period, consistent with the franchisee period, with a subsequent ten year renewal period. Total minimum future rental income, as shown below, from subleases to be received in the future under non-cancelable subleases assumes the subleases are for the initial ten year period only, although the Company believes that the franchisees will exercise the renewal option on substantially all subleases. Also included below is the minimum future rental payments and sublease rental income for the building where the Pizzazz restaurant was located [See Notes 8 and 20].

Minimum future rental payments and sublease rental income under non-cancelable operating leases and subleases, respectively, having remaining terms in excess of one year as of December 29, 1996 for each of the next five years and in the aggregate are as follows:

                                           Operating
  Year ending                                Leases            Subleases
  December 29,
     1997                                   $2,571,527          $2,193,629
     1998                                    2,554,683           2,273,629
     1999                                    2,464,103           2,262,220
     2000                                    2,320,534           2,195,106
     2001                                    2,200,101           2,180,668
     Subsequent to 2001                     18,459,967          10,567,370
                                           -----------         -----------

     Total Minimum Future Rentals          $30,570,915         $21,672,622
                                           ===========         ===========

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8


[7] Leases [Continued]

Rent expense for the fifty-two weeks ended December 29, 1996 and December 31, 1995 was $1,889,624 and $1,734,697, respectively. The rental income received on subleases for the fifty-two week ended December 29, 1996 and December 31, 1995 was $1,639,953 and $1,232,162, respectively.

[8] Discontinued Operations - Pizzazz Restaurant Concept

On May 31, 1996, the Company's Board of Directors approved the Company's recommendation to discontinue the development of the Pizzazz concept and the operation of the Pizzazz restaurant. The primarily purpose for the closure of the restaurant and the cessation of the concept development was to ensure that management's time was not redirected from the primary focus of developing the Domino's brand and delivery store franchise network. On June 3, 1996, the Company closed the restaurant. The Company continues to have an obligation for the property under the lease which expires in fifteen years. The Company has been able to secure a subtenant for the property beginning in April 1997. The sublease runs concurrent with the Company's lease. The income from the sublease is approximately $120,000. The annual cost of the lease is approximately $80,000.

The results of operations of Pizzazz has been treated as discontinued operations in the accompanying financial statements and are presented net of any related income tax expense. The discontinued Pizzazz concept had net property and equipment of $692,905 as of December 29, 1996 and outstanding trade payables of $26,749. The loss from discontinued operations consists of:

Revenues                                   $ 103,874
Cost of Sales                               (170,583)
Operating Expenses                          (429,362)
Estimated Closing Costs                     (135,270)
                                           ---------

    Total                                  $(631,341)
                                           =========

The Company is obligated under a 15-year lease on the building where the restaurant was located. However it is anticipated that a sublease will offset these expenses [See Notes 17D and 20].

[9] Haagen Dazs Stores

In August 1995, the Company entered into an agreement with an unrelated entity to purchase all of the assets and operating rights of three Haagen Dazs ice cream parlors for approximately $140,000. The Company, however, sold one Haagen Dazs parlor back to the master franchisor in the UK because the Company feels, at this time, that management's attention and resources must be focused on the core business of delivery pizza stores. The Company is attempting to divest the other two Haagen Dazs units. Included in the statement of operations are the following items for the fifty-two weeks ended December 29, 1996:

Revenues                              $ 1,532,361
Cost of Sales                            (967,653)
Operating Expenses                       (587,204)
                                      -----------

   Net                                $   (22,486)
                                      ===========

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9


[10] Fair Value of Financial Instruments

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables and trade payables and officer advances, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. For long-term investment in marketable securities, fair value is estimated based on current quoted market price.

Management estimates that the carrying value of its long-term debt, related party debt and amounts due from parent approximate its fair value because the applicable interest rates approximates the current market rates.

[11] Related Party Transactions

Woodland Limited Partnership ["Woodland"] is a partnership controlled by members of Mr. Colin Halpern's family. Mr. Halpern is the Chairman of the Board of the Company. At December 29, 1996, $-0- was due from Woodland. Amounts advanced of $134,000 were settled by year end.

As of December 29, 1996, Woodland owns 92% of the shares of Crescent.

As of December 29, 1996, Crescent owns 4,700,000 restricted shares, or approximately 70%, of IFS's outstanding stock. As a result of the capital structures of the Company and Crescent, Woodland has indirect voting control of the Company and, consequently, can elect the Company's entire Board of Directors, determine the vote on any matter submitted for shareholder approval [including increasing the Company's authorized capital stock and authorizing any merger, sale of assets or dissolution of the Company], and, generally, direct the affairs of the Company.

The Company has advanced funds to Crescent throughout the year. These funds are to be paid on a short-term basis and are interest bearing at 8% per annum beginning January 1, 1996. At December 29, 1996, the total amount due to the Company from Crescent was $1,839,325 including accrued interest of $172,014. At December 31, 1995, the balance due from Crescent was $1,428,509 including accrued interest of $59,248. Interest income was $112,776 for the fifty-two weeks ended December 29, 1996. The Company has also charged Crescent a management fee of $5,000 for administrative services which is included in Other Operating Income for the fifty-two weeks ended December 29, 1996.

Mr. Halpern is the Chairman of the Board of Red Hot Concepts, Inc. ["Red Hot"]. The Company charges a management fee to Red Hot for administrative services. For the fifty-two weeks ended December 29, 1996 and December 31, 1995, this management fee was $25,000 and $36,000, respectively. At December 29, 1996, the Company's subsidiary received funds from a subsidiary of Red Hot in the amount of $29,785.

The Company has advanced funds to Mr. Halpern. At December 31, 1996, the total amount due to the Company is approximately $125,000. This amount is being offset through reimbursements due to Mr. Halpern.

The Chief Financial Officer of the Company is also the Chief Financial Officer of Red Hot. The charge for his services is allocated between the two companies.

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10


[11] Related Party Transactions [Continued]

Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. Legal expense incurred with this firm for the fifty-two weeks ended December 29, 1996 was $94,288. At December 29, 1996, $1,662 was due and owing by the Company to this firm.

[12] Investment in Marketable Securities of Parent Company

In September 1996, the Company received from Woodland, 51,743 shares of Crescent Class A Common Stock in payment of Woodland's interest bearing note for the assignment of the three consulting agreements [See Note 17C]. The Company classifies its investment in Crescent as available for sale securities pursuant to SFAS No. 115. The number of shares to be received in payment of the Woodland loan of $776,145, was estimated using the market value of Crescent's shares on the open market. The Company's intention is to hold these securities for a least a twelve month period.

[13] Provision for Income Taxes

Pursuant to United States tax laws, if the Company's subsidiaries organized under the laws of the UK are not engaged in business in the United States, profits of such subsidiaries will not be subject to United States taxation, until distributed as dividends. The Company however, would receive a credit against its UK federal income tax liability that would otherwise result from any distributions from its subsidiaries for any UK corporate taxes paid by its UK subsidiaries on these distributions, as well as for any UK dividend and royalty withholding taxes imposed directly on the Company.

The Company through its UK subsidiary has approximately $1,042,000 of net operating losses or can be used to offset future UK taxable income arising in the same trade. Under the tax provisions, there is no time limit for the utilization of net operating losses. No deferred tax asset has been established as the UK Inland Revenue have yet to agree to the amount of the losses carried forward, and realization of any deferred tax asset cannot be determined at December 29, 1996.

IFS files an unconsolidated United States federal income tax return. There is no income tax provision as IFS, as a stand alone company, incurred a net loss for 1996 and 1995. Therefore, no loss carryforward was used during 1996 and 1995. At December 31, 1996, IFS had a deferred tax asset, attributable to their United States net operating loss, of approximately $347,300 which was offset by a valuation allowance of approximately $347,300, related to this asset. The change in the valuation allowance during the fiscal year ended December 29, 1996 was approximately $184,000.

The following summarizes the operating tax loss carryforwards by year of expiration:

                                     Expiration Date of
          Amount                   Tax Loss Carryforward
          $334,203                    December 31, 2010
          $556,489                    December 31, 2011

[14] Stock Transactions

On December 30, 1994, the Company completed the first phase of an initial public offering [the "Offering"] of its common stock. The Company sold 1,017,681 units, each unit consisting of one share of common stock and two common stock purchase warrants, at an initial public offering price of $5 per unit. Net proceeds from the first phase of the Offering [after deducting the underwriting discounts of $585,167 and expenses of $883,673] were $3,619,565. On January 17, 1995, the
Company completed the second phase of its initial public offering and sold an additional 59,643 units. Net proceeds from these additional units [after deducting the underwriting discounts of $76,210 and expenses of $44,855] were $177,150. Additional costs for both the first and second phase relating to the offering of $244,831 were paid during 1995 reducing paid-in capital.

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11


[14] Stock Transactions [Continued]

On May 12, 1995, the Company issued 237,500 shares of common stock valued at $350,000 in connection with entering into a four year consulting agreement.

On June 5, 1995, the Company issued 237,500 shares of common stock valued at $475,000 in connection with entering into a five year consulting agreement.

During October 1995, the Company issued 475,000 shares of common stock valued at $1,900,000 and received cash of $1,781,250 in connection with entering into a five year consulting agreement [See Notes 12 and 17C].

[15] Stock Options and Warrants

[A] Stock Options - In order to attract, retain and motivate employees [including officers] and directors who perform substantial services for or on behalf of the Company, the Company adopted the 1995 Stock Option Plan and the 1994 Stock Incentive Plan [the "Director Plan" and the "Stock Plan", respectively]. The 1995 Director Plan was terminated effective December 29, 1996. The 1996 Director Plan was declared void and replaced by the 1997 Director Stock Option Plan ["Director Plan"] [See Note 19A]

Pursuant to the Stock Plan, officers and key employees of the Company, including directors, are eligible to receive awards of stock options [with or without limited stock appreciation rights] and directors are eligible to receive awards of non-qualified stock options [with or without limited stock appreciation rights]. Options granted under the Stock Plan may be "incentive stock options" ["ISO"], or non-qualified stock options ["NQOS"]. Limited Stock Appreciation Rights ["LSARs"] may be granted simultaneously with the grant of an option or [in the case of NQSOs] at any time during its term. On March 8, 1996, the Company's acting president and chief financial officer was granted an ISO for 15,000 shares at $1.25 per share exercisable over a ten-year period, which approximated the market value of the shares on that date.

The Company has reserved 800,000 shares of the Common Stock for issuance of awards under the Stock Plan and 300,000 shares of Common Stock under the Director Plan [subject to anti-dilution and similar adjustments]. During the duration of the plan the maximum number of shares as to which stock options may be granted under the Stock Plan to any eligible person is 15% of the aggregate number of shares which may be issued under the plan. There are additional limitations as to the number of ISOs granted which became exercisable for the first time in any one calendar year.

The Stock Plan and Director Plan are administered by a committee [the "Committee"], established by the Company's Board of Directors. Subject to the provisions of the Stock Plan, the Committee determines the type of award, when and to whom awards will be granted, and the number of shares covered by each award, the terms, provisions and kind of consideration payable [if any], with respect to awards. In addition, the Committee has sole discretionary authority to interpret the Stock Plan and to adopt rules and regulations related thereto. Under the Director Plan, a member of the Board of Directors, shall automatically be granted a "nonstatutory stock option" for 10,000 shares after the annual shareholders' meeting each year on the first day of January, April, July and October of each year.

An option may be granted under the Stock Plan on such terms and conditions as the Committee may approve, and generally may be exercised for a period of up to 10 years from the date of grant. Generally, options will be granted with an exercise price equal to the "Fair Market Value" [as defined in the Stock Plan] on the date of grant. In the case of ISOs, certain limitations will apply with respect to the aggregate value of option shares which can become exercisable for the first time during any one calendar year, and certain additional limitations will apply to "Ten Percent Stockholders" [as defined in the Stock Plan]. The Committee may provide for the payment resulting from the exercise of the option in cash, by delivery of other common stock having fair market value equal to such option price or by a combination thereof.

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12



[15] Stock Options and Warrants [Continued]

An option granted under the Stock Plan shall be exercisable at such time or times as the Committee, in its discretion, shall determine, except that no stock option shall be exercisable after the expiration of ten years [five years in the case of an incentive stock option granted to a "Ten Percent Employee", as defined in the Stock Plan] from the date of the grant. The Stock Plan contains special rules governing the time of exercise in the case of death, disability or other termination of employment and also provides for acceleration of the exercisability of options upon certain events involving a change in control of the Company. Options granted under the Director Plan are exercisable one year after the grant is made for a period of nine years. The Director Plan also contains special exercise rules in the event of death or other termination.

The Company's Board of Directors may at any time and from time to time suspend, amend, modify or terminate the Stock Plan; provided, however, that, unless approved by the holders of a majority of the issued and outstanding securities of the Company entitled to vote, to the extent required by the Securities Exchange Act of 1934, as amended, no such change may (i) materially increase the aggregate number of shares as to which options may be granted under the Plan [except for adjustments provided for in the Plan to reflect stock dividends or other capitalizations affecting the number or kind of outstanding shares), (ii) materially increase the benefits accruing to optionees, or (iii) materially modify the requirements as to eligibility for participation in the Plan. In addition, no such change may adversely affect any option previously granted, except with the written consent of the optionee.

Information pertaining to options as of December 29, 1996 and for the year then ended is as follows:

                                                                                              Remaining
                                                                                             Contractual
                                                                            Exercisable          Life
                                                Common    Exercise Prices      Stock          of Options
                                                Shares       Per Share        Options         Outstanding

Options Outstanding - January 1, 1995               --        $    --        $40,000             8.5 years
Options Granted                                 40,000           5.94             --                    --
Options Exercised                                   --             --             --                    --
Options Canceled                                    --             --             --                    --
                                               -------        -------        -------        --------------
Options Outstanding - December 31, 1995         40,000           5.94         40,000             8.5 Years

Options Granted                                 40,000            .63             --             9.5 Years
Options Granted                                 15,000           1.25             --            9.25 Years
Options Exercised                                   --             --             --                    --
Options Canceled                                    --             --             --                    --
                                               -------        -------        -------        --------------

   Options Outstanding -
    December 31, 1996                           95,000      $.63-5.94        $40,000        8.5-9.25 Years
                                               =======      =========        =======        ==============

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13



[15] Stock Options and Warrants [Continued]

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been as follows:

                                            For the Fifty-Two Weeks Ended
                                            December 29,       December 31,
                                              1 9 9 6            1 9 9 5
Net [Loss] Income:
   As Reported                              $  (139,808)        $353,379
                                            ===========         ========

   Pro Forma                                $ 1(183,008)        $148,979
                                            ===========         ========

[Loss] Earnings Per Share:
   As Reported                              $      (.02)        $    .06
                                            ===========         ========

   Pro Forma                                $      (.03)        $    .02
                                            ===========         ========

At the grant dates, the fair value of the above options were $5.11, $.54 and $1.08, respectively. No compensation cost was recognized in income.

The fair value used in the pro forma data was estimated by using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option.
The following is the average of the data used for the following items.

          Risk-Free        Expected          Expected            Expected
        Interest Rate        Life           Volatility           Dividends

            6.63%          10 Years           81.99%                --

[B] Common Stock Purchase Warrants - As of December 29, 1996, there were 1,077,324 Class A warrants and 1,077,324 Class B warrants outstanding, which were issued on December 30, 1994 as part of a public offering. Holders of each Class A warrant are entitled to purchase one share of common stock at $5.00 per share until June 30, 1997. Holders of each Class B warrant are entitled to purchase one share of common stock at $10.00 per share until December 9, 1999. No warrants were exercised during the fifty-two week periods ended December 29, 1996 or December 31, 1995.

[16] Operations by Geographic Area

The summary of financial information for the Company's operations by geographic area is as follows:

For the fifty-two weeks ended December 29, 1996:

                                                United
                            United States       Kingdom            Eliminations         Consolidated
Revenue                     $    500,534      $ 22,796,225     $       (524,564)    $       22,772,195
Operating Profit [Loss]     $   (669,428)     $    466,465     $             --     $         (202,963)
Net [Loss] Income           $   (585,100)     $    445,292     $             --     $         (139,808)
Assets                      $  5,501,197      $ 10,460,791     $     (2,491,818)    $       13,470,170
Liabilities                 $    161,192      $  6,841,905     $       (712,301)    $        6,290,796
Company's Investment in
   Foreign Subsidiaries     $  1,981,016      $         --     $     (1,981,016)    $              --

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14


[16] Operations by Geographic Area [Continued]

For the fifty-two weeks ended December 31, 1995:

                                              United
                           United States      Kingdom         Eliminations       Consolidated
Revenue                     $   389,054      $17,099,284     $     (315,954)      $ 17,172,389
Operating Profit [Loss]     $  (165,100)     $   478,195     $           --       $    313,095
Net [Loss] Income           $  (368,530)     $   721,909     $           --       $    353,379
Assets                      $ 5,596,512      $ 8,578,405     $   (1,981,016)      $ 12,193,901
Liabilities                 $   474,074      $ 4,820,922     $     (201,499)      $  5,093,497
Company's Investment in
   Foreign Subsidiaries     $ 1,981,016      $        --     $   (1,981,016)      $         --

[17] Commitments and Contingencies

[A] Master Franchise Agreement - The relationship between the Company and DPII is governed principally by the MFA. The MFA requires that during the 10-year period ending December 2003, the Company shall open and operate a minimum number of Domino's pizza stores in accordance with a yearly schedule. A mutual review of the yearly development schedule is to take place at the end of 1999. If the Company does not meet the development schedule, Domino's may terminate the Company's exclusive right to operate and franchise additional Domino's Stores in the Territory. The Company was obligated for the year ended December 29, 1996 to have a total of 125 delivery stores opened. As of that date, the Company had 127 stores opened of which 122 delivery stores were opened, including 11 which were Company owned.

If the Company is in compliance with the MFA at the expiration of the initial term, the Company will have the option to extend its exclusive development rights for an additional 10-year period, provided the Company and DPII agree to a minimum development schedule for the renewal term. There can be no assurance that the Company will be successful in opening the number of Domino's Stores required. If after expiration of the initial term [or any renewal term], the Company fails to exercise its option to renew its exclusive development rights, or the parties are unable to agree to a minimum development schedule for the renewal term, then the Company would continue to have the right to operate its then existing Company-owned Domino's Stores and to maintain and continue its rights and obligations, and act as subfranchisor, with respect to all then existing franchised Domino's Stores. The Company would generally have no further right to operate or grant franchises for additional Domino's Stores and DPII would have the right to proceed [or the right to grant a third party the right to proceed] with further development of the Territory, subject to territorial rights granted under then-existing franchise agreements.

The Company is required to pay DPII a one-time store opening fee for each new Domino's Store, whether Company-owned or franchised. The Company expects to pass this cost through to the franchisees in the case of franchised stores. In addition, the Company must pay to Domino's a monthly royalty fee equal to a certain percentage of each Domino's Store's gross sales. This royalty fee is payable to Domino's irrespective of the profitability of the Company or the Domino's Store, and irrespective of the Company's ability to collect royalties from franchisees. The Company's payments to DPII are to be made in United States dollars.

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15



[17] Commitments and Contingencies [Continued]

[A] Master Franchise Agreement [Continued] - Under certain circumstances of default by the Company under the MFA, DPII has the right to terminate the MFA. If the MFA is terminated, the Company would be subject to a one-year non-competition covenant in the delivery, carryout or sit-down pizza business and DPII would have the right [but not the obligation] to purchase, at the then-current fair market value, all of the Company's rights and interests as the subfranchisor of Domino's Stores and all of the assets of each Domino's Store owned by the Company. The fair market value would be determined by mutual agreement of the Company and DPII, or in the absence of such agreement by an appraiser. Under certain circumstances of default by DPII under the MFA, the Company has the right to terminate the agreement and continue as an independent pizza operation, including the operation of the fresh pizza dough production facility and wholesale business [the "Commissary"].

[B] Employment Agreement - In August 1994, the Company entered into an employment agreement with its then President and now Chairman of the Board for a salary of $96,000 per year. The initial term of the agreement expired on January 31, 1996. The salary may be adjusted at the discretion of the Board of Director's Compensation Committee depending on the Company's performance.

[C] Consulting Agreements - In May, June and October 1995, the Company entered into three consulting agreements with terms of 4, 5 and 5 years respectively, issuing 950,000 shares of common stock as compensation for these agreements [See
Note 14]. Consulting expense of $943,750 was to be amortized over the terms of these agreements. The Company was also responsible for out-of-pocket expenses incurred and a monthly advisory fee. During the years ended December 29, 1996 and December 31, 1995, the Company recognized $51,563 and $116,043, respectively, of consulting expense related to these agreements. These consulting agreements were assigned to Woodland in the form of an interest bearing note at the net book value of $776,145 on April 1, 1996 [See Note 12].

[D] Pizzazz Lease Commitment - In connection with the Pizzazz restaurant, the Company had entered into a 15-year operating lease, expiring December 24, 2010 [See Notes 7 and 20].

[18] New Authoritative Accounting Pronouncements

The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

INTERNATIONAL FRANCHISE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16




[19] Subsequent Events

Stock Options - The 1997 Director Plan became effective January 1, 1997. At that time five Directors of the Board were issued 5,000 stock options each at $.5625 per share, which approximates the fair value of the stock at the date of grant.

On January 28, 1997, the Company's Compensation Committee granted incentive stock options under the 1997 Stock Incentive Plan to various employees of the Company. The number of options issued were 288,000 at $.50 per share which approximates the fair value of the stock at the date of grant, with vesting over three years.

[20] Subsequent Event [Unaudited]

Sublease of Pizzazz Property - The Company has obtained a subtenant to lease the former Pizzazz property from the Company beginning April 1997 for the remaining term of the lease commitment [See Note 17D]. The Company will receive $120,000 a year until December 21, 2010.





                               . . . . . . . . . .

Item 8.  Changes In and Disagreements with Accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information relating to the directors required by Item 401 of Regulation S-B will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.

Item 10. Executive Compensation

         The information required by this Item 10 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item 10 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.


Item 12. Certain Relationships and Related Transactions

         The information required by this Item 10 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.


Item 13. Exhibits and Reports on Form 8-K

Exhibit #

3(A)(1)(2)     Amended and Restated Certificate of Incorporation of Registrant
               dated October 22, 1993, as amended December 21, 1993 and July 25,
               1994

 (B)(1)        Bylaws of Registrant dated December 29, 1993 and amended on June
               30, 1994

4(A)(2)        Form of Common Stock Certificate

 (B)(2)        Class A and Class B Common Stock Purchase Warrant Specimens

 (C)(2)        Warrant Subscription Form

10(A)(1) Master Franchise Agreement dated December 29, 1993 between Domino's Pizza International, Inc. and Domino's Pizza Group Limited

 (B)(1) Know-How and Technical Knowledge, License and Management Agreement dated December 29, 1993 between Domino's Pizza International, Inc. and Domino's Pizza Group Limited

 (E)(1) Loan and Exchange of Stock Agreement dated December 23, 1993 between the Company and Crescent Capital, Inc.

 (F)(1) Store Trust Agreement dated December 30, 1993 between Domino's Pizza International (UK) Limited and DP Realty Limited

(H)(3)         Stock Option and Incentive Plan

(I)(2)         Unit Purchase Option

(L)(*)(4) International Franchise Systems, Inc. 1995 Consultant and Advisor Stock Incentive Plan

(M)(*)(4) International Franchise Systems, Inc. 1995 Non-Employee Director Stock Option Plan

22(1)          Subsidiaries of the Registrant

23(B)(**)                    Consent of Moore Stephens and Company
---------------------

(1) Filed as an exhibit to the Company's Form SB-2 (File No. 33-78950) filed with the Commission on May 13, 1994.

(2) Filed as an exhibit to Amendment No. 1 of the Company's Form SB-2 (File No. 33-78950) filed with the Commission on July 28, 1994.

(3) Filed as an exhibit to Amendment No. 2 to the Company's Form SB-2 (File No. 33-78950) filed with the Commission on August 9, 1994.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Commission on April 1, 1996.

     (*)  Denotes Compensatory Plans

     (**) Filed herewith


(b) Reports on Form 8-K

    None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL FRANCHISE SYSTEMS, INC.



                                     By:/s/ H. Michael Bush
                                        H. Michael Bush, Acting President

                                     Date:  March 3, 1997


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Michael Bush           Acting President,                   March 3, 1997
H. Michael Bush               Chief Financial Officer
                              and Secretary (Principal
                              Financial and Accounting
                              Officer

/s/Colin Halpern              Chairman of the Board               March 3, 1997
Colin Halpern

/s/Gerald Halpern             Executive Vice President            March 3, 1997
Gerald Halpern                and Director

/s/Melvin F. Lazar            Director                            March 3, 1997
Melvin F. Lazar

/s/Robert Pace Flack          Director                            March 3, 1997
Robert Pace Flack

/s/Kenneth Ronald Franklin    Director                            March 3, 1997
Kenneth Ronald Franklin

/s/Franklen Myles Abelman     Director                            March 3, 1997
Franklen Myles Abelman