Form 10QSB
period 1997-03-30
INTERNATIONAL FRANCHISE SYSTEMS INC
filed 1997-05-14
CIK 923142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the period ended March 30, 1997             Commission File Number 0-26270

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


                            Yes _X_        No ___


As of April 30, 1997 6,727,324 shares of common stock par value, $.01 per share were outstanding.

                      INTERNATIONAL FRANCHISE SYSTEMS, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
               For the Period December 30, 1996 to March 30, 1997

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

   Condensed  Consolidated  Balance  Sheet as of March  30,  1997
   [Unaudited]                                                             1-2

   Condensed Consolidated  Statements of Operations for the three month  period  December 30, 1996 to March 30, 1997 and January
   1, 1996 to March 31, 1996 [Unaudited]                                     3

   Condensed  Consolidated  Statement of Stockholders' Equity for
   the three  month  period  December  30, 1996 to March 30, 1997
   [Unaudited]                                                               4

   Condensed Consolidated  Statements of Cash Flows for the three
   month period December 30, 1996 to March 30, 1997 [Unaudited]              5

   Notes to Condensed Consolidated Financial Statements                      6

   Item 2:  Management's  Discussion  and  Analysis of  Financial
            Condition and Results of Operations                            7-9


Part II:   OTHER INFORMATION                                                10

SIGNATURES                                                                  11

                               o o o o o o o o o o

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 30, 1997.


ASSETS:
Current Assets:

                                                           March 30, 1997  December 29, 1996
  Cash and Cash Equivalents                                    $440,862        $664,123
  Trade Accounts Receivable - Net                             2,220,180       2,278,638
  Franchisee Loans                                            1,035,803       1,008,990
  Other Receivables                                             332,349          51,475
  Inventories                                                   860,508         865,131
  Prepaid Expenses and Accrued Income                           512,928         665,521
  Officer Loan Receivable                                       124,701         125,016
  Due from Related Parties [C]                                1,744,481       1,839,325
                                                            -----------     -----------
                                                             $7,271,812      $7,498,219
  Total Current Assets
                                                            -----------     -----------
                                                            -----------     -----------

Property and Equipment - Net                                 $2,853,692      $2,757,386
                                                            -----------     -----------

Other Assets:
  Master Franchise Agreement - Net                             $846,000        $864,000
  Rights to Store Leases - Net                                  109,612         112,519
  Goodwill - Net                                                 10,611          11,260
  Deposits                                                      303,375         637,562
  Store Franchise Agreement - Net                                56,073          45,830
  Store Development Costs - Net                                  66,825          74,344
  Investment in Marketable Securities of Parent Company         776,145         776,145
  Net Assets of Discontinued Operation                          629,446         666,156
                                                            -----------     -----------

Total Other Assets                                           $2,798,087      $3,187,816
                                                            -----------     -----------
                                                            -----------     -----------
                                                            $12,923,591     $13,443,421
Total Assets
                                                            -----------     -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 30, 1997


Liabilities and Stockholders' Equity:
Current Liability:

                                                                  March 30, 1997  December 29, 1996
  Trade Accounts Payable                                             $3,274,043      $3,704,523
  Accrued Expenses                                                      784,367       1,114,416
  Other Payables and Accrued Interest                                   260,839          29,785
  Obligations Under Capital Leases                                      204,409         217,691
  Notes Payable - Short-Term                                            247,201         321,621
  Other Taxes Payable                                                   502,007         415,771
                                                                    -----------     -----------
                                                                     $5,272,866      $5,803,807
                                                                    -----------     -----------

  Total Current Liabilities
LongTerm Liabilities:

  Notes Payable - Long Term                                             370,801         392,363
  Obligations under Capital Lease                                        62,793          67,877
                                                                    -----------     -----------
  Total Long Term Liabilities                                           433,594         460,240
                                                                    -----------     -----------
Commitments and Contingencies:                                               --              --
                                                                    -----------     -----------

Stockholders' Equity:
  $.01 Par Value, Preferred Stock, 1,000,000 Shares Authorized,              --              --
  No Shares Issued and Outstanding

  $.01 Par Value, Common Stock - 19,000,000 Shares
  Authorized and 6,727,324 Shares Issued and Outstanding                 67,273          67,273

  Additional Paid-in-Capital                                          6,489,611       6,489,611

  Retained Earnings                                                     496,359         372,090

  Cumulative Foreign Currency Translation Adjustment                    163,888         250,400

                                                                    -----------     -----------
  Total Stockholders' Equity                                          7,217,131       7,179,374
                                                                    -----------     -----------
                                                                    -----------     -----------
  Total Liabilities and Stockholders' Equity                        $12,923,591     $13,443,421
                                                                    -----------     -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

                                                       For the Three Months
                                           December 30, 1996 to  January 1, 1996 to March
                                              March 30, 1997           31, 1996
Revenue:
  Sales by Company Owned Stores                      $908,725       $1,063,214
  Commissary Sales                                  3,919,040        2,423,766
  Franchise Fees                                      133,277           42,848
  Rental Income                                       491,351          328,119
  Royalty Sales                                       886,774          635,186
  Computer Sales                                      278,523          157,800
  Other Operating Income                               76,709          166,528
                                                  -----------      -----------
  Total Revenue                                    $6,694,399       $4,817,461
                                                  -----------      -----------
Cost of Sales
  Company Owned Stores                                562,357          762,856
  Food, Packaging & Distribution                    3,389,404        2,272,872
  Other Cost of Sales                               1,010,931          624,271
                                                  -----------      -----------
Total Cost of Sales                                 4,962,692        3,659,999
                                                  -----------      -----------
Gross Margin                                        1,731,707        1,157,462
                                                  -----------      -----------

Administrative Expenses                             1,382,441        1,281,016

Amortization and Depreciation                         185,621          244,904
Gain on the Sale of Fixed Assets                           --          275,933
                                                  -----------      -----------
Operating Income (Loss)                               163,645          (92,525)
Other Income (Expense)
   Interest Income                                     59,052           20,370
   Interest Expense                                   (30,073)         (25,696)
                                                  -----------      -----------
Total Other Income                                     28,979           (5,326)

Income (Loss) From Continuing
   Operations                                         192,624          (97,851)

Loss From Discontinued Operations                     (68,355)        (400,986)
                                                  -----------      -----------
Net Income (Loss)                                    $124,269        ($498,837)
                                                  -----------      -----------
Earnings (Loss) Per Share                               $0.02           ($0.07)
                                                  -----------      -----------
   Income From Continuing Operations                    $0.03           ($0.01)
   Loss From Discontinued Operations                    (0.01)           (0.06)
Net Income (Loss) Per Share                              0.02            (0.07)
                                                  -----------      -----------
Weighted Average Number of Shares Outstanding       6,727,324        6,727,324
                                                  -----------      -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]

                                                                                          Cumulative
                                                                                           Foreign
                                              Common Stock       Additional                Currency       Total
                                         Number of                 Paid-in    Retained   Translation   Stockholders'
                                           Shares      Amount      Capital    Earnings   Adjustments     Equity

Balance - December 29, 1996              6,727,324    $ 67,273   $ 6,489,611  $ 372,090  $ 250,400     $ 7,179,374

Foreign Currency Translation Adjustment         --          --           --          --    (86,512)        (86,512)

Net Income for the period
December 30, 1996 to March 30, 1997             --          --           --   $ 124,269         --     $   124,269
                                         ---------    --------   -----------  ---------   --------      ----------

Balance - March 30, 1997                 6,727,324    $ 67,273   $ 6,489,611  $ 496,359   $163,888      $7,217,131
                                         ---------    --------   -----------  ---------   --------      ----------

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                                    For the Three Month Period
                                                                                December 30,          January 1,
                                                                                   1996 to             1996 to
                                                                               March 30, 1997       March 31, 1996
Net Cash From Continuing Operations                                                $155,287             $34,095
Net Cash From Discontinued Operations                                               (68,355)           (247,956)
                                                                                -----------         -----------
Net Cash - Operating Activities                                                     $86,932           ($213,861)
                                                                                -----------         -----------

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs                            (344,927)           (511,610)
  Proceeds on Disposal of Property and Equipment                                     44,585             259,386
  Repayment of Loan to Officer                                                           --                  --
  Loan to Related Party                                                             128,099                  --
                                                                                -----------         -----------
Net Cash - Investing Activities                                                    (172,243)           (252,224)
                                                                                -----------         -----------

Financing Activities:
  Proceeds from Loan                                                                     --                  --
  Repayment of Debt                                                                 (79,049)           (123,839)
  Repayment of Capital Leases                                                       (40,594)
                                                                                -----------         -----------
Net Cash - Financing Activities                                                    (119,643)           (123,839)
                                                                                -----------         -----------

Effect of Exchange Rate Changes on Cash                                             (18,307)             (6,814)

Net [Decrease] in Cash and Cash Equivalents                                        (223,261)           (596,738)

Cash and Cash Equivalents - Beginning of Periods                                    664,123           1,039,915
                                                                                -----------         -----------
Cash and Cash Equivalents - End of Periods                                          440,862             443,177
                                                                                -----------         -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                  ($23,905)           ($20,096)

    Taxes Paid                                                                  $        --         $        --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
  Fixed Assets acquired under Capital leases                                        $29,889            $248,620

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[A]      Significant Accounting Policies

         Significant accounting policies of INTERNATIONAL FRANCHISE SYSTEMS, INC. [the "Company"] are set forth in the Company's Form 10-KSB for the year ended December 29, 1996, as filed with the Securities and Exchange Commission.

[B]      Basis of Reporting

         The balance sheet as of March 30, 1997, the statements of operations for the period December 30, 1996 to March 30, 1997, the statement of stockholders' equity for the period December 30, 1996 to March 30, 1997 and the statement of cash flows for the period December 30, 1996 to March 30, 1997 have been prepared by the Company without audit. The accompanying interim condensed unaudited financials have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 30, 1997, and the results of its operations and cash flows for the six months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 29, 1996.

         Certain reclassifications may have been made to the 1996 financial statements to conform to classification used in 1997.

[C]      Due from Related Parties

         Crescent Capital owns 4,700,000 share or approximately 70% of International Franchise Systems, Inc. outstanding stock. The Company has loaned funds to Crescent Capital of $1,744,481. These loans are interest bearing and principal and interest are payable on or before October 31, 1997.


                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview

Income for the quarter was higher than the same period of the previous year due to more new store openings which increased by six in the first quarter of 1997 as compared to one in the first quarter of 1996, an increase in same store sales year of 15%, its corresponding impact on royalties and commissary sales and higher computer system sales. As of March 30, 1997, the Company has opened a total of 133 Domino's units. This includes 127 delivery units (11 that are Company owned) and 6 units that are "call and collect".

In September 1996, the Company sold one Haagen Dazs parlour back to the Master Franchisor in the UK. The Company is attempting to divest the two other Haagen Dazs units. The ice cream business is influenced by cold weather and the Company experienced losses from these 2 units during the first quarter 1997. The Company expects the margins to improve in the second quarter as the weather improves.

The Company opened a sit down restaurant, Pizzazz, in December 1995, to further increase awareness of the Domino's brand. The Company did not receive assistance from Domino's Pizza International, Inc. in the site selection, restaurant layout and decor, menu design and pricing, or advertising and marketing. The restaurant was closed in June 1996 after the Company determined that they to discontinue this line of business as they believed the success of the concept would require too much management attention to be redirected from the Company's primary business. Accordingly, the Company reported the losses from Pizzazz discontinued operations in the 1996 financial statements. The Company has subleased the property commencing April 1997 and terminating December 2010.

Results of Operations

Comparison of the three month periods ended March 30, 1997, to March 31, 1996

                                                               For the Three Months Ended
INCOME STATEMENT DATA                                 March 30, 1997                 March 31, 1996

Revenues:                                                     (%)                            (%)
Company owned stores                                         13.6                            22.1
Commissary Sales                                             58.5                            50.3
Royalty Sales                                                13.3                            13.2
All Other Revenues                                           14.6                            14.4
                                                             ----                            ----
Total Revenues                                              100.0                           100.0

Cost of Sales
Company Owned Stores (1)                                     61.9                            71.8
Commissary/Distribution (1)                                  86.5                            93.8
All Other Cost of Sales (1)                                  54.2                            46.9
                                                             ----                            ----
Total Cost of Sales                                          74.1                            76.0

Gross Margin                                                 25.9                            24.0

Administrative (2)                                           20.6                            26.6
Amoritzation/Depreciation (2)                                 2.8                             5.1
Gain on Sale of Fixed Assets  (2)                              --                             5.7
                                                             ----                            -----
Operating Income                                              2.5                            (2.0)
Other Income (2)                                              0.4                            (0.1)
                                                             ----                            -----
Continuing Operations (2)                                     2.9                            (2.1)
Discontinued Operations (2)                                  (1.0)                           (8.3)
                                                             -----                           -----
Net Income/(Loss)                                             1.9                           (10.4)

Notes:
(1)  as a percentage of respective revenue
(2)  as a percentage of total revenue

Revenue
Total revenue for the period ended March 30, 1997 was $6,694,399, an increase of $1,876,938 (39%) against the same period of 1996. The main constituents of this increase arose from royalty income which increased by $251,588, commissary sales which increased by $1,495,274, rental and other income which increased by $73,413 and computer system sales which increased by $120,974. Sales at Company owned stores decreased by $ 154,489.

For the period ended March 30, 1997, system wide sales totaled $16,125,000 versus $11,550,000 in the first quarter of 1996. This represents a 39% improvement from the previous year.

The decrease in comparative sales at Company owned stores resulted primarily from one less Haagen Dazs unit and the operating of more corporate stores under the dealer development program than the previous year. The increase in royalty income and commissary sales resulted almost entirely from the increase in system wide sales.

Cost and Expenses
The Company experienced an increase in cost of sales against the same period in 1996 from approximately $3.6 million to $5.0 million, an increase of $1,302,693 (36%). The cost of sales as a percentage of commissary sales decreased by 8% from the same period of the previous year because of better controls to ensure that Commissary pricing was adjusted for raw material price fluctuations, and lower distribution cost per delivery. The cost of sales as a percentage of Company owned stores sales decreased by approximately 10% because of one less Haagen Dazs unit and the operating of corporate stores under the dealer development program. The royalty percentage payable to Domino's increased from the prior year by one tenth of a percent.

Administrative and corporate expenses as a percentage of total revenue decreased by 6% versus the same period of the previous year. The Company improved eficiencies and controlled expenses as the franchise system grew.

Income
Income from continuing operations of $192,624 was achieved in the period against operating loss of $97,851 in the comparable period in 1996. This increase in profitability resulted from an increase in sales and lower expenses.

Liquidity and Capital Resources

At March 30, 1997, the Company's working capital of $2.0 million compared to $1.7 million at December 30, 1996 and $2.1 million for the first quarter of 1996. The Company's trade receivable has increased by $232,173 from the same period of the prior year, in addition loans to franchisees increased by $338,886 from the prior year. The Company's receivable from related parties increased by $276,692 and inventories and other receivable have increased by $329,492. Total current liabilities have increased by $724,431 from the same period of the previous year. The Company believes that its working capital will be sufficient to satisfy its obligations over the next twelve months.

The Company has started to negotiate on the purchase of land and the construction of a new commissary and headquarters building. The existing Commissary will adequately service the dough production needs of existing and projected new franchisees for the next twelve months. The Company has a general commitment from National Westminster Bank to provide financing for 70% of the total estimated cost of $4 million. The Company does not believe that projected cash flow will be able to support the development of new corporate stores and the Company's portion of the land/construction costs. The Company is exploring different ways to raise money for this project.

The Company anticipates it will spend $800,000 to open additional corporate stores and acquire commissary equipment in 1997. The Company is not obligated to open any additional Company owned stores by December 1997 under the Master
Franchise Agreement. If the Company's plans change or its assumptions or estimates prove to be inaccurate, the Company may require additional funds to achieve increased sales. If such funds are unavailalbe, the Company will have to reduce its operations to a level consistent with its available funding.

The Company does not anticipate that the loan to Crescent Capital will be repaid before October 1997.

Exchange Rates

The weighted exchange rate for the three months ended March 30, 1997 ($1.645 per British pound sterling) was approximately 8% higher than the exchange rate during the comparable period in 1996 ($1.526 per British pound sterling). This difference has the effect of improving the Company's results by approximately 8% when expressed in U.S. dollars.

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

                                    INTERNATIONAL FRANCHISE SYSTEMS, INC.


Date:  May 13, 1997                 By: /s/ H Michael Bush
                                        H. Michael Bush, President
                                       (Principal Executive Officer and
                                        Principal Accounting Officer)