Form 10QSB
period 1997-06-29
INTERNATIONAL FRANCHISE SYSTEMS INC
filed 1997-08-13
CIK 923142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended June 29, 1997             Commission File Number 0-26270

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


                             Yes  X     No ___


As of August 1, 1997 6,727,324 shares of common stock par value, $.01 per share were outstanding.

                      INTERNATIONAL FRANCHISE SYSTEMS, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       For the Period Ended June 29, 1997

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

   Condensed  Consolidated Balance Sheet as of June 29, 1997 [Unaudited]   1-2

   Condensed Consolidated Statements of Operations for the thirteen week periods March 31, 1997 to June 29, 1997 and April 1, 1996 to June 30,
   1996 and for the  twenty-six  week periods  December 30, 1996 to June
   29, 1997 and January 1, 1996 to June 30, 1996 [Unaudited]                 3

   Condensed  Consolidated  Statement  of  Stockholders'  Equity for the
   twenty-six week period December 30, 1996 to June 29, 1997 [Unaudited]     4

   Condensed  Consolidated  Statements of Cash Flows for the  twenty-six week  periods  December 30, 1996 to June 29, 1997 and January 1, 1996
   to June 30, 1996 [Unaudited]                                              5

   Notes to Condensed Consolidated Financial Statements                      6

Item 2: Management's  Discussion and Analysis of Financial  Condition
   and Results of Operations                                              7-11


Part II: OTHER INFORMATION                                                  12

SIGNATURES                                                                  13

                           o o o o o o o o o o

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 29, 1997.

ASSETS:
Current Assets:
                                                                         As of
                                                                              December 29,
                                                            June 29, 1997       1996

  Cash and Cash Equivalents                                   3,958,491        $664,123
  Trade Accounts Receivable - Net                             1,635,610       2,278,638
  Franchisee Loans                                              878,511       1,008,990
  Other Receivables                                             509,804          51,475
  Inventories                                                   937,881         865,131
  Prepaid Expenses and Accrued Income                           483,734         665,521
  Officer Loan Receivable                                       145,323         125,016
  Due from Related Parties [C]                                2,029,201       1,839,325
                                                            -----------     -----------

  Total Current Assets                                       10,578,555       7,498,219
                                                            ===========     ===========

Property and Equipment - Net                                  3,548,660       3,423,542
                                                            -----------     -----------

Other Assets:
  Deposits                                                      324,156         637,562
  Intangible Assets                                           1,062,884       1,107,953
  Investment in Marketable Securities of Parent Company         776,145         776,145
                                                            -----------     -----------

Total Other Assets                                            2,163,185       2,521,660
                                                            ===========     ===========

Total Assets                                                $16,290,400     $13,443,421
                                                            -----------     -----------


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 29, 1997

Liabilities and Stockholders' Equity:
                                                                                As of
                                                                                     December 29,
                                                                    June 29, 1997        1996
  Current Liability:
  Trade Accounts Payable                                              2,961,048      $3,704,523
  Accrued Expenses                                                    1,518,743       1,114,416
  Other Payables and Accrued Interest                                   332,263         189,156
  Obligations Under Capital Leases                                      206,912         217,691
  Current Portion of Long Term Debt                                     299,770         321,621
  Related Party Payable                                                      --          29,785
  Taxes Payable                                                         479,860         415,771
                                                                    -----------     -----------
  Total Current Liabilities                                           5,798,596       5,803,807
                                                                    -----------     -----------

Long Term Liabilities:

  Notes Payable - Long Term                                             437,975         392,363
  Obligations under Capital Lease                                        45,631          67,877
                                                                    -----------     -----------

  Total Long Term Liabilities                                           483,606         460,240
                                                                    -----------     -----------

Minority Interest                                                       665,332              --

Stockholders' Equity:
  $.01 Par Value, Preferred Stock, 1,000,000 Shares Authorized,              --              --
  No Shares Issued and Outstanding

  $.01 Par Value, Common Stock - 19,000,000 Shares
  Authorized and 6,727,324 Shares Issued and Outstanding                 67,273          67,273

  Additional Paid-in-Capital                                          6,489,611       6,489,611

  Retained Earnings                                                   2,565,348         372,090

  Cumulative Foreign Currency Translation Adjustment                    220,634         250,400
                                                                    -----------     -----------

  Total Stockholders' Equity                                          9,342,866       7,179,374
                                                                    ===========     ===========

  Total Liabilities and Stockholders' Equity                        $16,290,400     $13,443,421
                                                                    -----------     -----------


The  Accompanying  Notes are an Integral  Part of these  Condensed  Consolidated
Financial Statements.


INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

                                                    For the Thirteen Weeks Ended      For the Twenty-six Weeks Ended
                                                   March 30, 1997      April 1,        December 30,     January 1, 1996
                                                    to June 29,         1996 to      1996 to June 29,          to
                                                       1997         June 30, 1996         1997             June 30,
                                                                                                              1996
Revenue:
  Sales by Company Owned Stores                     $1,030,626        $1,410,032        $1,939,351        $2,473,246
  Commissary Sales                                   4,042,559         2,899,511         7,961,599         5,481,077
  Franchise Fees                                       122,095           137,491           255,372           180,339
  Rental Income                                        540,355           326,253         1,031,706           623,358
  Royalty Sales                                        957,971           691,157         1,844,745         1,326,343
  Computer Sales                                       291,079           185,036           569,602           342,630
  Other Operating Income                                69,942            13,566           146,651            22,500
                                                  ------------      ------------      ------------      ------------
  Total Revenue                                      7,054,627         5,663,046        13,749,026        10,449,493
                                                  ------------      ------------      ------------      ------------
Cost of Sales
  Company Owned Stores                                 614,543           881,819         1,176,900         1,644,672
  Food and Packaging                                 3,445,331         2,564,852         6,834,735         4,912,687
  Other Operating Expenses                           1,037,487           649,182         2,048,418         1,242,439
                                                  ------------      ------------      ------------      ------------
Total Cost of Sales                                  5,097,361         4,095,853        10,060,053         7,799,798
                                                  ------------      ------------      ------------      ------------
Gross Margin                                         1,957,266         1,567,193         3,688,973         2,649,695
                                                  ------------      ------------      ------------      ------------

Amortization/Depreciation                              196,526           140,767           382,147           272,860
Gain on Sale of Fixed Assets                            88,434         1,411,873            88,434         2,454,807
Administrative Expenses                              1,563,246         1,552,640         2,945,671         2,727,667
                                                  ------------      ------------      ------------      ------------
Operating Income/(Loss)                                285,928            14,553           449,589           (77,972)
Interest Income                                         47,582            66,294           106,634            86,664
Interest Expense                                       (20,906)          (24,162)          (50,979)          (49,858)
                                                  ------------      ------------      ------------      ------------
Net Interest Income                                     26,676            42,132            55,655            36,806
Income (Loss) from Continuing Operations
                                                       312,604            56,685           505,244           (41,166)
(Loss) from Discontinued Operations                        349                --           (68,022)         (400,986)
Extraordinary Income After Tax                       1,756,038                --         1,756,038                --
                                                  ------------      ------------      ------------      ------------
Net Income                                          $2,068,991           $56,685        $2,193,260         $(442,152)
Earnings/(Loss) Per Share:
 Income from Continuing Operations                       $0.05             $0.01             $0.08            $(0.01)
 Loss from Discontinued Operations                       $0.00             $0.00            $(0.01)           $(0.06)
 Extraordinary Income                                    $0.26                --             $0.26                --
                                                  ------------      ------------      ------------      ------------
Net Income (Loss) Per Share                              $0.31             $0.01             $0.33            $(0.07)
                                                  ------------      ------------      ------------      ------------
Weighted Average Number of Shares Outstanding        6,727,324         6,727,324         6,727,324         6,727,324
                                                  ------------      ------------      ------------      ------------


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]

                                                                                          Cumulative
                                                                                           Foreign
                                             Common Stock        Additional                Currency       Total

                                         Number of                 Paid-in    Retained   Translation   Stockholders'
                                          Shares       Amount      Capital    Earnings   Adjustments     Equity


Balance - December 30, 1996              6,727,324     67,273    6,489,611     372,090    250,400       7,179,374

Foreign Currency Translation                   --          --           --          --    (29,766)        (29,766)
Adjustment
Net Income for the period
December 30, 1996 to June 29, 1997             --          --           --   2,193,258         --       2,193,258
                                         ---------     ------    ---------   ---------    -------       ---------

Balance - June 29, 1997                  6,727,324    $67,273    6,489,611   2,565,348    220,634       8,974,687
                                         ---------     ------    ---------   ---------    -------       ---------

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                                For the Twenty-six Weeks
                                                                              December 30,   January 1, 1996
                                                                                1996 to             to
                                                                             June 29, 1997    June 30, 1996
Net Cash - Operating Activities                                                 $663,982         $182,738
                                                                             -----------      -----------

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs                         (857,886)      (1,151,811)
  Proceeds on Disposal of Property and Equipment                                 328,934          259,047
                                                                             -----------      -----------
Net Cash - Investing Activities                                                 (528,952)        (892,764)
                                                                             -----------      -----------

Financing Activities:
  Share of Shares in Subsidiary                                                3,125,062               --
  New Short Term Loans                                                           260,236               --
  Repayment of Loans                                                            (157,589)              --
  Amortization of Long Term Debt                                                 (98,137)              --
  Proceeds from Sale of Common Stock                                                  --         (239,046)
                                                                             -----------      -----------
Net Cash - Financing Activities                                                3,129,572         (239,046)
                                                                             -----------      -----------

Effect of Exchange Rate Changes on Cash                                           29,766           10,845

Net [Decrease] in Cash and Cash Equivalents                                    3,294,368         (932,227)

Cash and Cash Equivalents - Beginning of Period                                  664,123        1,039,915

                                                                             -----------      -----------
Cash and Cash Equivalents - End of Period                                      3,958,491          101,688
                                                                             -----------      -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                                                      43,610          $49,858
    Taxes                                                                             --      $        --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
  Assignment of Consulting Agreements                                                 --         $776,145
  Fixed Assets acquired under Capital leases                                          --         $248,295


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

[B]      Basis of Reporting

         The balance sheet as of June 29, 1997, the statements of operations for the period December 30, 1996 to June 29, 1997, and for the period January 1, 1996 to June 30, 1996, the statement of stockholders' equity for the period December 30, 1996 to June 29, 1997 and the statements of cash flows for the period December 30, 1996 to June 29, 1997 and for the period January 1, 1996 to June 30, 1996 have been prepared by the Company without audit. The accompanying interim condensed unaudited financials have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 29, 1997, and the results of its operations and cash flows for the six months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 29, 1996.

         Certain reclassifications may have been made to the 1996 financial statements to conform to classification used in 1997.

[C]      Due from Related Parties

         Crescent Capital owns 4,700,000 share or approximately 70% of International Franchise Systems, Inc. outstanding stock. The Company has loaned funds to Crescent Capital of $1,968,855. These loans are interest bearing and principal and interest are payable on or before October 31, 1997.


                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operation.


Overview

Income for the quarter was higher than the same period of the previous year due to the opening of seven new stores in the second quarter of 1997 as compared to three in the second quarter of 1996, an increase in same store sales year of 13%, its corresponding impact on royalties and commissary sales and higher computer system sales. As of June 29, 1997, the Company has opened a total of 140 Domino's units. This includes 134 delivery units (9 that are Company owned) and 6 units that are "call and collect".

In a move to strengthen IFS's investment value and future growth potential, in June, the Company agreed to sell up to a 20% interest in its Domino's subsidiary for approximately $4.5 million to prominent British businessman Nigel Wray. IFS will use the proceeds from the sale to finance a new commissary and distribution center to support continuing rapid growth of Domino's U.K. The Company recorded $3,125,000 in gross proceeds from the sale of a 15% share and a net profit after expenses and taxes of $1,756,038. Mr. Wray holds an option to acquire an additional 5% for another $1.5 million.

In September 1996, the Company sold one Haagen Dazs parlour back to the Master Franchisor in the UK. The Company is attempting to divest the two other Haagen Dazs units. The ice cream business is influenced by cold weather and the Company experienced losses from these 2 units during the first quarter 1997. The margins improved in the second quarter as the weather improved.

The Company opened a sit down restaurant, Pizzazz, in December 1995, to further increase awareness of the Domino's brand. The restaurant was closed in June 1996 after the Company determined that the success of the concept would require too much management attention to be redirected from the Company's primary business. Accordingly, the Company reported the losses from Pizzazz as a loss from discontinued operations in the 1996 financial statements. The Company has subleased the property commencing April 1997 and terminating December 2010. Since April, the income is reflected as rental income.

Results of Operations

                                              For the Twenty-six Weeks Ended
Income Statement Data                         June 29, 1997   June 30, 1996
Revenues:                                           (%)            (%)
Sales by Company Owned Stores                       14.1          23.7
Commissary Sales                                    57.9          52.5
Franchise Fees                                       1.9           1.7
Rental Income                                        7.5           6.0
Royalty Sales                                       13.4          12.6
Computer Sales                                       4.1           3.3
Other Operating Income                               1.1           0.2
                                                   -----         -----
Total Revenues                                     100.0         100.0

Cost of Sales:
Company Owned Stores (2)                            60.7          66.5
Commissary Sales (2)                                87.4          89.6
Other Cost of Goods (2)                             53.2          50.0
                                                   -----         -----
Total Cost of Sales                                 73.2          74.6

Gross Margin                                        26.8          25.4

Administrative                                      21.4          26.1
Amortization                                         0.4           0.3
Depreciation                                         2.4           2.3
Sale of Fixed Assets                                (0.6)         (0.5)
                                                   -----         -----
Operating Income                                     2.8          (0.7)
Other Income                                         0.4           0.4
Continuing Operations                                3.2          (0.4)
Discontinued Operations - (Loss)                    (0.5)         (3.8)
                                                   -----         -----
Income/(Loss) before Extraordinary Income
                                                     2.7          (4.2)
                                                   =====         =====

Notes:
(1)   as a percentage of respective revenue
(2)   as a percentage of total revenue


Comparison of the Thirteen Week Period March 30, 1997 to June 29, 1997 and April 1, 1996 to June 30, 1996.

Revenue

Total revenue for the period ended June 29, 1997 was $7,054,627, an increase of 24.6% against the same period of 1996. The main constituents of this increase arose from royalty income which increased by $266,814, commissary sales which increased by $1,143,048, rental and other income which increased by $214,102 and computer sales which increased by $106,043. Sales at Company owned stores decreased by $379,406.

For the period ended June 29, 1997, system wide sales totalled $17.5 million versus $12.6 million in the second quarter of 1996. This represents a 39% improvement from the previous year. This increase in system-wide sales is the primary reason for the increase in royalty income and commissary sales.

The decrease in comparative sales at Company owned stores resulted primarily from one less Haagen Dazs unit in operation and the operating of more corporate stores under the dealer development program than the previous year. Other income increased as a result of the subleasing of the property formerly occupied by the Company's Pizzazz restaurant.

Cost and Expenses

The Company experienced an increase in cost of sales against the same period in 1996 from approximately $4,095,853 to $5,097,361, an increase of 24.5%. The cost of sales as a percentage of commissary sales decreased by 3.2% from the same period of the previous year because of better controls to ensure that Commissary pricing was adjusted for raw material price fluctuations, and lower distribution cost per delivery. The cost of sales as a percentage of Company owned store sales decreased from 62.5% in the same period in 1996 to 59.6% in 1997.

Income

Operating income of $285,928 was achieved in the period against operating income of $14,553 in the comparable period in 1996. This increase in profitability resulted from an increase in sales and lower expenses. The extraordinary income of $17,752,038 was attributed to the sale by IFS of 15% of the UK subsidiary.

Comparison of the Twenty-six Week Period December 30, 1996 to June 29, 1997 and January 1, 1996 to June 30, 1996.

Revenue

Total revenue for the twenty-six week period ended June 29, 1997 was $13,749,026, an increase of 31.6% against the same period of 1996. The main constituents of this increase were royalty income, which increased by $518,402, commissary sales, which increased by $2,480,522, rental and other income which increased by $532,499 and computer sales which increased by $226,972. Sales at Company owned stores decreased by $533,895.

For the period ended June 29, 1997, system wide sales totalled $33.5 million versus $24.1 million in the same twenty-six week period of 1996. This represents a 39% improvement from the previous year. This increase in system-wide sales is the primary reason for the increase in royalty income and commissary sales.

The decrease in comparative sales at Company owned stores resulted primarily from one less Haagen Dazs unit and the operating of more corporate stores under the dealer development program than the previous year. Other income increase as the result of the subleasing of the property formerly occupied by the Company's Pizzazz restaurant.

Cost and Expenses

The Company experienced an increase in cost of sales against the same period in 1996 from approximately $7,799,798 to $10,060,053, a increase of 29.0%. Cost of sales went up due to increased sales, but margins increased due to better price controls. The cost of sales as a percentage of commissary sales decreased by 2.2%
from the same period of the previous year because of better controls to ensure that Commissary pricing was adjusted for raw material price fluctuations, and lower distribution cost per delivery. The cost of sales as a percentage of Company owned stores sales decreased from 66.5% in the same period in 1996 to 60.7% in 1997.

Income

Operating income of $505,244 was achieved in the period against operating income of $41,166 in the comparable period in 1996. This increase in profitability resulted from an increase in sales and higher margins. The loss on discontinued operations is attributed to the sit down restaurant, Pizzazz, which was operating in the first five months of 1996. The loss of $400,986 in 1996 compares to the loss of $68,022 in 1997.

Liquidity and Capital Resources

At June 29, 1997, the Company's working capital of $4.4 million compared to $2.6 million at June 30, 1996, and $1.7 million at December 30, 1996. The Company's trade receivable has decreased by $423,387 from the same period of the prior year. The Company's receivable from related parties decreased by $408,373and inventories and other receivable have increased by $434,983. Total current liabilities have increased by $1,044,928 from the same period of the pervious year. The principle increase in current liabilities is related almost entirely to the accrual for expenses and taxes related to the sale of shares in the subsidiary. The Company believes that its working capital will be sufficient to satisfy its obligations over the next twelve months.

The  Company  has  started  to  negotiate  on  the  purchase  of  land  and  the construction of a new commissary and headquarters building. The existing Commissary will adequately service the dough production needs of existing and projected new franchisees for the next twelve months. The Company has a tentative commitment from National Westminster Bank to provide financing for 70% of the total estimated cost of $4 million for the new facility. The Company does not believe that projected cash flow will be able to support the development of new corporate stores and the remaining 30% of the costs of the land/construction. The Company is exploring different ways to finance this project.

The Company anticipates it will spend $500,000 to open additional corporate stores and acquire commissary equipment in 1997. The Company is not obligated to open any additional Company owned stores through the end of 1997 under the Master Franchise Agreement. If the Company's plans change or its assumptions or estimates prove to be inaccurate, the Company may require additional funds to achieve increased sales. If such funds are unavailable, the Company will have to reduce its operations to a level consistent with its available funding.

The Company does not anticipate that the loan to Crescent Capital will be repaid before October 1997.

Exchange Rate

The weighted exchange rate for the thirteen weeks ended June 29, 1997 ($1.6370 per British pound sterling) was approximately 7% higher than the exchange rate during the comparable period in 1996 ($1.5283 per British pound sterling). This difference has the effect of improving the Company's results by approximately 7% when expressed in U.S. dollars.

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

                           None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTERNATIONAL FRANCHISE SYSTEMS, INC.


Date:  August 5, 1997          By: /s/ H Michael Bush
                                   H Michael Bush, President
                                  (Principal Executive Officer and
                                     Principal Accounting Officer)