Form 10QSB/A
period 1997-06-29
INTERNATIONAL FRANCHISE SYSTEMS INC
filed 1997-08-21
CIK 923142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                  FORM 10-QSB/A

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
                                                       1997         June 30, 1996         1997             June 30,
                                                                                                              1996
Revenue:
  Sales by Company Owned Stores                     $1,030,626        $1,410,032        $1,939,351        $2,473,246
  Commissary Sales                                   4,042,559         2,899,511         7,961,599         5,481,077
  Franchise Fees                                       122,095           137,491           255,372           180,339
  Rental Income                                        540,355           326,253         1,031,706           623,358
  Royalty Sales                                        957,971           691,157         1,844,745         1,326,343
  Computer Sales                                       291,079           185,036           569,602           342,630
  Other Operating Income                                69,942            13,566           146,651            22,500
                                                  ------------      ------------      ------------      ------------
  Total Revenue                                      7,054,627         5,663,046        13,749,026        10,449,493
                                                  ------------      ------------      ------------      ------------
Cost of Sales
  Company Owned Stores                                 614,543           881,819         1,176,900         1,644,672
  Food and Packaging                                 3,445,331         2,564,852         6,834,735         4,912,687
  Other Operating Expenses                           1,037,487           649,182         2,048,418         1,242,439
                                                  ------------      ------------      ------------      ------------
Total Cost of Sales                                  5,097,361         4,095,853        10,060,053         7,799,798
                                                  ------------      ------------      ------------      ------------
Gross Margin                                         1,957,266         1,567,193         3,688,973         2,649,695
                                                  ------------      ------------      ------------      ------------

Amortization/Depreciation                              196,526           140,767           382,147           272,860
Gain on Sale of Fixed Assets                            88,434                --            88,434                --
Administrative Expenses                              1,563,246         1,411,873         2,945,671         2,454,807
                                                  ------------      ------------      ------------      ------------
Operating Income/(Loss)                                285,928            14,553           449,589           (77,972)
Interest Income                                         47,582            66,294           106,634            86,664
Interest Expense                                       (20,906)          (24,162)          (50,979)          (49,858)
                                                  ------------      ------------      ------------      ------------
Net Interest Income                                     26,676            42,132            55,655            36,806
Income (Loss) from Continuing Operations
                                                       312,604            56,685           505,244           (41,166)
(Loss) from Discontinued Operations                        349                --           (68,022)         (400,986)
Extraordinary Income After Tax                       1,756,038                --         1,756,038                --
                                                  ------------      ------------      ------------      ------------
Net Income                                          $2,068,991           $56,685        $2,193,260         $(442,152)
Earnings/(Loss) Per Share:
 Income from Continuing Operations                       $0.05             $0.01             $0.08            $(0.01)
 Loss from Discontinued Operations                       $0.00             $0.00            $(0.01)           $(0.06)
 Extraordinary Income                                    $0.26                --             $0.26                --
                                                  ------------      ------------      ------------      ------------
Net Income (Loss) Per Share                              $0.31             $0.01             $0.33            $(0.07)
                                                  ------------      ------------      ------------      ------------
Weighted Average Number of Shares Outstanding        6,727,324         6,727,324         6,727,324         6,727,324
                                                  ------------      ------------      ------------      ------------


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