Form 10QSB
period 1997-09-28
INTERNATIONAL FRANCHISE SYSTEMS INC
filed 1997-11-17
CIK 923142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the thirteen weeks ended September 28, 1997   Commission File Number 0-26270

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


                          Yes   X     No   ___


As of November 1, 1997 6,727,324 shares of common stock par value, $.01 per share were outstanding.

                      INTERNATIONAL FRANCHISE SYSTEMS, INC.

                                   FORM 10-QSB

              For the Thirteen Week Period Ended September 28, 1997

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

  Condensed Consolidated Balance Sheet as of September 28, 1997 [Unaudited]                                         3 - 4

  Condensed Consolidated  Statements of Operations for the thirteen week periods
  June 29, 1997 to September 28, 1997 and July 1, 1996 to September 29, 1996 and
  for the thirty-nine  week periods  December 30, 1996 to September 28, 1997 and
  January 1, 1996 to September 29, 1996 [Unaudited]                                                                   5

  Condensed Consolidated Statement of Stockholders' Equity for the thirty-nine week period December 30, 1996
  to September 28, 1997 [Unaudited]                                                                                   6

  Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods December 30, 1996 to
  September 28, 1997 and January 1, 1996 to September 29, 1996 [Unaudited]                                            7

  Notes to Condensed Consolidated Financial Statements                                                                8

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                    9 -13


Part II:   OTHER INFORMATION                                                                                          14

SIGNATURES                                                                                                            15

                               o o o o o o o o o o


                                       2

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 28, 1997.
-------------------------------------------------------------------------------

ASSETS:
Current Assets:
                                                       September 28, 1997  December 29, 1996
  Cash and Cash Equivalents                                   2,893,493        $664,123
  Trade Accounts Receivable - Net                             1,852,117       2,278,638
  Franchisee Loans                                              856,431       1,008,990
  Other Receivables                                             268,450          51,475
  Inventories                                                   764,740         865,131
  Prepaid Expenses and Accrued Income                           530,179         665,521
  Officer Loan Receivable                                       221,946         125,016
  Due from Related Parties [C]                                2,674,248       1,839,325
                                                            -----------     -----------

  Total Current Assets                                       10,061,604       7,498,219
                                                            ===========     ===========

Property and Equipment - Net                                  3,892,513       3,423,542
                                                            -----------     -----------

Other Assets:
  Deposits                                                      295,254         637,562
  Intangible Assets                                           1,006,863       1,107,953
  Investment in Marketable Securities of Parent Company         726,145         776,145
                                                            -----------     -----------

Total Other Assets                                            2,028,262       2,521,660
                                                            ===========     ===========

Total Assets                                                 15,982,379     $13,443,421
                                                            -----------     -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 28, 1997
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liability:
                                                                September 28, 1997   December 29, 1996
  Current Liability:
  Trade Accounts Payable                                              3,429,199      $3,704,523
  Accrued Expenses                                                    1,033,499       1,114,416
  Other Payables and Accrued Interest                                   215,737         189,156
  Obligations Under Capital Leases                                      200,484         217,691
  Current Portion of Long Term Debt                                     233,869         321,621
  Related Party Payable                                                      --          29,785
  Taxes Payable                                                         593,127         415,771
                                                                    -----------     -----------

  Total Current Liability                                             5,705,915       5,803,807
                                                                    -----------     -----------

  Total Current Liabilities
Long Term Liabilities:

  Notes Payable - Long Term                                             365,776         392,363
  Obligations under Capital Lease                                        40,137          67,877
                                                                    -----------     -----------

  Total Long Term Liabilities                                           405,913         460,240
                                                                    -----------     -----------


Minority Interest                                                       739,066              --
                                                                    -----------     -----------

Stockholders' Equity:
  $.01 Par Value, Preferred Stock, 1,000,000 Shares Authorized,
  No Shares Issued and Outstanding                                           --              --
                                                                    -----------     -----------

  $.01 Par Value, Common Stock - 19,000,000 Shares
  Authorized and 6,727,324 Shares Issued and Outstanding                 67,273          67,273
  Additional Paid-in-Capital                                          6,489,611       6,489,611

  Retained Earnings                                                   2,414,724         372,090
  Cumulative Foreign Currency Translation Adjustment                    159,877         250,400
                                                                    -----------     -----------

  Total Stockholders' Equity                                          9,131,485       7,179,374
                                                                    -----------     -----------

                                                                    -----------     -----------

  Total Liabilities and Stockholders' Equity                        $15,982,379     $13,443,421
                                                                    -----------     -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
-------------------------------------------------------------------------------

                                                                 For the Thirteen Weeks              For the Thirty-Nine Weeks
                                                                June 29,          July 1,       December 29, 1996   January 1, 1996
                                                                1997 to          1996 to         to September 28,           to
                                                              September 28,     September 29,         1997          September 29,
                                                                  1997              1996                                  1996
Revenue:
  Sales by Company Owned Stores                                $1,177,396       $ 1,578,453        $3,116,747        $  4,051,699
  Commissary Sales                                              5,044,249         3,039,451        13,005,848           8,520,528
  Franchise Fees                                                   80,408           151,934           335,780             332,273
  Rental Income                                                   543,127           341,987         1,574,833             965,345
  Royalty Sales                                                   968,602           749,824         2,813,347           2,076,167
  Computer Sales                                                  282,152           123,427           851,756             465,970
  Other Operating Income                                           88,954           156,618           235,605             589,397
                                                         ----------------- ----------------- ----------------- ------------------

  Total Revenue                                                 8,184,889         6,018,267        21,933,916          16,535,409
                                                         ----------------- ----------------- ----------------- ------------------
Cost of Sales
  Company Owned Stores                                            737,647         1,007,948         1,914,547           2,652,620
  Food and Packaging                                            4,536,161         2,730,664        11,370,896           7,643,351
  Other Operating Expenses                                        853,181           613,451         2,901,599           1,855,890
                                                         ----------------- ----------------- ----------------- ------------------
Total Cost of Sales                                             6,126,990         4,352,063        16,187,043          12,151,861
                                                         ----------------- ----------------- ----------------- ------------------
Gross Margin                                                    2,057,899         1,666,204         5,746,873           4.383.548
                                                         ----------------- ----------------- ----------------- ------------------
Amortization/Depreciation                                         171,412           158,582           553,559             431,442
Gain on Sale of Fixed Assets                                          996                --            89,430                  --
Administrative Expenses                                         1,691,895         1,291,115         4,637,566           3,813,578
                                                         ----------------- ----------------- ----------------- ------------------
Operating Income/(Loss)
                                                                  195,588           216,507           645,178             138,535
Interest Income                                                   117,583            47,276           224,217             133,940
Interest Expense                                                   11,590          (24,868)            62,569            (74,726)
                                                         ----------------- ----------------- ----------------- ------------------
Net Interest Income                                               105,993            22,408           161,648             197,749
Income (Loss) from Continuing Operations
                                                                  301,581           238,915           806,826           (244,482)
Minority Interest                                                  73,735                --            73,735                  --
(Loss) from Discontinued Operations                                10,295            41,245            78,317             442,231
Extraordinary Income After Tax                                         --                --         1,756,038                  --
                                                         ----------------- ----------------- ----------------- ------------------
Net Income                                                        217,551           197,670         2,410,812           (244,482)
Earnings/(Loss) Per Share:
Income from Continuing Operations                                   $0.03             $0.03             $0.12             ($0.04)
Loss from Discontinued Operations                                      --                --           ($0.02)                  --
Extraordinary Income                                                   --                --             $0.26                  --
                                                         ----------------- ----------------- ----------------- ------------------
Net Income (Loss) Per Share                                         $0.03             $0.03             $0.36             ($0.04)
                                                         ----------------- ----------------- ----------------- ------------------
Weighted Average Number of Shares Outstanding
                                                                6,727,324         6,727,324         6,727,324           6,727,324
                                                         ----------------- ----------------- ----------------- ------------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
-------------------------------------------------------------------------------

                                                                                              Cumulative
                                                                                               Foreign
                                            Common Stock         Additional                    Currency            Total
                                        Number of                 Paid-in       Retained     Translation      Stockholders' Equity
                                         Shares       Amount      Capital       Earnings     Adjustments
Balance - December 29, 1996             6,727,324      67,273     6,489,611     372,090            250,400             7,179,374

Foreign Currency Translation
Adjustment                                    --           --           --           --           (90,523)              (90,523)

Adjustment for Minority Interest              --           --           --     (368,178)                --             (368,178)

Net Income for the period
December 29, 1996 to September 28,
1997                                          --           --           --    2,410,812                 --             2,410,812

                                       ------------ ----------- ------------- ------------- --------------- ---------------------

Balance - September  29, 1996          6,727,324     $ 67,273   $6,489,611    2,414,724            159,877             9,131,485
                                       ------------ ----------- ------------- ------------- --------------- ---------------------

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                  For the Thirty-Nine Weeks
                                                                                 December 30,     January 1, 1996
                                                                                   1996 to             to
                                                                                September 28,      September 29,
                                                                                     1997             1996
Net Cash - Operating Activities                                                    $170,598         $663,982
                                                                                -----------      -----------

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs                          (1,357,631)        (857,886)
  Proceeds on Disposal of Property and Equipment                                    328,934          328,934
                                                                                -----------      -----------
Net Cash - Investing Activities                                                  (1,028,697)        (528,952)
                                                                                -----------      -----------

Financing Activities:
  Share of Shares in Subsidiary                                                   3,125,062               --
  New Short Term Loans                                                                   --               --
  Proceeds from Loan                                                                293,936          184,596
  Payment of Debt                                                                  (348,263)        (380,226)
  Proceeds from Sale of Common Stock                                                     --               --
                                                                                -----------      -----------
Net Cash - Financing Activities                                                   3,070,735         (195,630)
                                                                                -----------      -----------

Effect of Exchange Rate Changes on Cash                                              16,734           (1,808)

Net [Decrease] in Cash and Cash Equivalents                                       2,229,370         (434,684)

Cash and Cash Equivalents - Beginning of Periods                                    664,123        1,039,915

                                                                                -----------      -----------
Cash and Cash Equivalents - End of Periods                                       $2,893,493         $605,231
                                                                                -----------      -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                   $61,389         $133,940
    Taxes Paid                                                                           --               --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
  Exchange of Marketable Securities and Assignment of Consulting Agreements              --         $776,145
  Fixed Assets acquired under Capital leases                                             --         $248,295

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC.
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
-------------------------------------------------------------------------------

[A]      Significant Accounting Policies

         Significant accounting policies of INTERNATIONAL FRANCHISE SYSTEMS, INC. [the "Company"] are set forth in the Company's Form 10-KSB for the year ended December 29, 1996, as filed with the Securities and Exchange Commission.

[B]      Basis of Reporting

         The balance sheet as of September 28, 1997, the statements of operations for the period December 30, 1996 to September 28, 1997, and for the period January 1, 1996 to September 29, 1996, the statement of stockholders' equity for the period December 30, 1996 to September 28, 1997 and the statements of cash flows for the period December 30, 1996 to September 28, 1997 and for the period January 1, 1996 to September 29, 1996 have been prepared by the Company without audit. The accompanying interim condensed unaudited financials have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 28, 1997, and the results of its operations and cash flows for the thirty-nine weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 29, 1996.

         Certain reclassifications may have been made to the 1996 financial statements to conform to classification used in 1997.

 [C]     Due from Related Parties

         Crescent Capital owns 4,700,000 share or approximately 70% of International Franchise Systems, Inc. outstanding stock. The Company has loaned funds to Crescent Capital of $2,674,248. These loans are interest bearing at 8% and principal and interest were scheduled for repayment on or before October 31, 1997.

{D}      Subsequent Events

         On November 6, 1997, Melvin Lazar resigned as a director of the Company for personal reasons.

         On November 6, 1997 the Company agreed to extend the repayment of its $2,674,248 loan to Crescent Capital, Inc. Pursuant to the terms of the agreement, Crescent Capital has agreed to pay $500,000 on or before December 28, 1997 and the Company agreed to extend the repayment of the balance of $2,174,248 to September 1, 1998. Failure by Crescent to make the $500,000 payment will constitute a default under the agreement and the loan will be payable upon demand. In addition, Crescent has agreed to pledge its 1.3 million shares of IFS stock as collateral for the loan.


                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview -

Income for the thirty-nine week period was higher than the same period of the previous year due to the opening of new stores, the increase of existing store sales year to year of 11%, and its corresponding impact on royalties and commissary sales and higher computer system sales. As of September 28, 1997, the Company has opened a total of 145 Domino's units. This includes 139 delivery units, an increase of five units over the previous thirteen week period, (10 that are Company owned) and 6 units that are "call and collect".

In a move to strengthen IFS's investment value and future growth potential, in June, the Company sold a 15% interest in its Domino's subsidiary for $3.125 million. After expenses and taxes, the Company realized a net profit of $1.756 million from the sale. The Company intends to use the proceeds from the sale to help finance a new commissary and administrative center to support continuing rapid growth of Domino's in the UK. In connection with the sale, the purchaser has an option to acquire an additional 5% interest in the company's Domino's subsidiary.

In September 1996, the Company sold one Haagen Dazs parlour back to the Master Franchisor in the UK. In October, the Company signed a letter of intent to sell the two other Haagen Dazs units. Approval of the Master Franchisor has been obtained for the transaction and the Company believes the units will be sold once the landlord consent is obtained.

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

Results of Operations

                                                For the Thirty-nine Weeks Ended
Income Statement Data                         September 28, 1997  September 29, 1996
Revenues:                                               (%)             (%)
Sales by Company Owned Stores                          14.2            24.5
Commissary Sales                                       59.3            51.5
Franchise Fees                                          1.5             2.0
Rental Income                                           7.2             5.8
Royalty Sales                                          12.8            12.7
Computer Sales                                          3.9             2.8
Other Operating Income                                  1.1             0.7
                                                      -----           -----
Total Revenues                                        100.0           100.0

Cost of Sales:
Company Owned Stores (1)                               61.4            65.4
Commissary Sales (1)                                   87.4            89.7
Other Cost of Goods (1)                                49.9            46.8
                                                      -----           -----
Total Cost of Sales (2)                                73.8            73.5

Gross Margin                                           26.2            26.5

Administrative (2)                                     21.2            23.1
Amortization/Depreciation (2)                           2.5             2.6
Gain On Fixed Assets (2)                                0.4              --
                                                      -----           -----
Operating Income (2)                                    2.9             0.8
Other Income (2)                                        0.7             0.3
                                                      -----           -----
Continuing Operations (2)                               3.6             1.1
Discontinued Operations - (Loss) (2)
                                                       (0.3)           (2.6)
                                                      -----           -----
Income/(Loss) before Extraordinary Income (2)           3.3            (1.5)
                                                      =====           =====

Notes:
(1)   as a percentage of respective revenue
(2)   as a percentage of total revenue


Comparison of the Thirteen Week Periods June 29, 1997 to September 28, 1997 and July 1, 1996 to October 1, 1996.

Revenue

Total revenue for the thirteen week period ended September 28, 1997 was $8.2 million, an increase of 36% against the same period of 1996. The main constituents of this increase arose from royalty income which increased by approximately $0.2 million, commissary sales which increased by $2.0 million, and rental and other income which increased by $0.4 million.

For the period ended September 28, 1997, system wide sales totalled $17.6 million versus $13.6 million in the third quarter of 1996. This represents a 29% improvement from the previous year. This increase in system-wide sales is the primary reason for the increase in royalty income and commissary sales. Sales at Company owned stores decreased by approximately $0.4 million for the period ended September 28, 1997 as compared to the period ended September 29, 1996. The decrease in comparative sales at Company owned stores in operation and the operating of more corporate stores under the dealer development program. Other income components increased as a result of the subleasing of more properties and the sale of in-store computer systems.


Cost and Expenses

The Company experienced an increase in cost of sales against the same thirteen week period in 1996 from approximately $4.4 million to $6.1, an increase of 40.7%. The cost of sales as a percentage of commissary sales was equal to the same period of the previous year (89.8%). The cost of sales as a percentage of Company owned store sales decreased from 63.8% in the same period in 1996 to 62.6% in 1997.

Income

Operating income of $195,588 was achieved in the period against operating income of $41,245 in the comparable period in 1996. This increase in profitability resulted from an increase in sales and the corresponding margins on those sales.

Comparison of the Thirty-Nine Week Periods December 30, 1996 to September 28, 1997 and January 1, 1996 to September 29, 1996.

Revenue

Total revenue for the thirty-nine week period ended September 28, 1997 was $21.9 million, an increase of 33% against the same period of 1996. The main constituents of this increase were royalty income, which increased by $0.7 million, commissary sales, which increased by $4.5 million, and rental and other income which increased by $1.1 million. Sales at Company owned stores decreased by $0.9 million.

For the period ended September 28, 1997, system wide sales totalled $31.4 million versus $24.5 million in the same thirty-nine week period of 1996. This represents a 28% improvement from the previous year. This increase in system-wide sales is the primary reason for the increase in royalty income and commissary sales.

The decrease in comparative sales at Company owned stores resulted primarily from one less Haagen Dazs unit and the operating of more corporate stores under the dealer development program than the previous year. Other income increase as the result of the subleasing of the property formerly occupied by the Company's Pizzazz restaurant.

Cost and Expenses

The Company experienced an increase in cost of sales against the same period in 1996 from approximately $12.1 million to $16.2 million, a increase of 34%. Cost of sales went up due to increased sales, but margins increased due to better price controls. The cost of sales as a percentage of commissary sales decreased by 2.3% from the same period of the previous year because of better controls to ensure that Commissary pricing was adjusted for raw material price fluctuations, and lower distribution cost per delivery. The cost of sales as a percentage of Company owned stores sales decreased from 65.4% in the same period in 1996 to 61.4% in 1997.

Income

Operating income of $645,178 was achieved in the period against operating income of $442,231 in the comparable period in 1996. This increase in profitability resulted from an increase in sales and higher margins. The loss on discontinued operations is attributed to the sit down restaurant, Pizzazz, which was operating in the first five months of 1996. The loss of $244,482 in 1996 compared to the loss of $78,317 in 1997.

Liquidity and Capital Resources

At September 28, 1997, the Company's working capital of $4.1 million compared to $1.2 million at September 29, 1996, and $1.7 million at December 29, 1996. The Company's trade receivable has decreased by $462,374 from the same period of the prior year as the Company improved its credit collection controls. The Company's receivable from related parties increased by $1,564,551and inventories and other receivables have increased by $307,102. Total current liabilities have increased by $1,034,060 from the same period of the previous year. The principle increase in current liabilities is related almost entirely to the accrual for expenses and taxes related to the sale of shares in the subsidiary.

The Company anticipates it will spend $300,000 to open additional corporate stores and acquire additional commissary equipment in 1997. The Company is not obligated to open any additional Company owned stores through the end of 1997 under the Master Franchise Agreement.

To support the Company's continuing growth, the Company is constructing a new administrative office and new commissary. The Company estimates the cost of the new facility to be approximately 3.4 million pound sterling ($5.5 million). The Company has secured financing from National Westminster Bank for approximately 70% of the total cost. The building construction cost will be financed over 15 years at a fixed rate interest rate of 8.75%. The equipment will be financed over a 5 year lease. The Company believes its existing commissary will adequately service the dough production needs of existing and projected new franchisees for the next twelve months. The Company believes it can finance its obligations from existing cash balances and projected cash flows. The new facility is forecasted to open in August 1998.

The Company does not anticipate that the loan to Crescent Capital will be repaid before September 1998.

If the Company's plans change or its assumptions or estimates prove to be inaccurate, the Company may require additional funds to achieve increased sales. If such funds are unavailable, the Company will have to reduce its operations to a level consistent with its available funding.


Exchange Rate

The weighted exchange rate for the thirteen weeks ended September 28, 1997 ($1.6096 per British pound sterling) was approximately 3% higher than the exchange rate during the comparable period in 1996 ($1.5602 per British pound sterling). This difference has the effect of improving the Company's results by approximately 3% when expressed in U.S. dollars.

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

SIGNATURES
-----------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERNATIONAL FRANCHISE SYSTEMS, INC.


Date:  November 17, 1997            By: /s/ H Michael Bush
                                            H Michael Bush, President
                                            (Principal Executive Officer and
                                             Principal Accounting Officer)