Form 10QSB
period 1998-03-29
INTERNATIONAL FRANCHISE SYSTEMS INC
filed 1998-05-18
CIK 923142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended March 29, 1998             Commission File Number 0-26270

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

                                 Yes  X     No __

As of April 1, 1998 7,034,324 shares of common stock par value, $.01 per share were outstanding.

                      INTERNATIONAL FRANCHISE SYSTEMS, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
               For the Period December 29, 1997 to March 29, 1998

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

  Condensed  Consolidated  Balance  Sheet as of March 29, 1998 and  December 29,
  1997 [Unaudited]                                                        3-4

  Condensed Consolidated Statements of Operations for the three month periods December 29, 1997 to March 29, 1998 and December 30, 1996 to March 30, 1997
  [Unaudited]                                                               5

  Condensed  Consolidated  Statement of Stockholders' Equity for the three month
  period December 29, 1997 to March 29, 1998 [Unaudited]                    6

  Condensed Consolidated Statements of Cash Flows for the three month periods December 29, 1997 to March 29, 1998 and December 30, 1996 to March 30, 1997
  [Unaudited]                                                               7

  Notes to Condensed Consolidated Financial Statements                      8

Item 2:  Management's  Discussion  and  Analysis of  Financial  Condition  and
  Results of Operations                                                  9-12


Part II: OTHER INFORMATION                                                 13

SIGNATURES                                                                 14

                               o o o o o o o o o o

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 29, 1998 AND DECEMBER 29, 1997.
-------------------------------------------------------------------------------

ASSETS:
Current Assets:
                                         March 29, 1998  December 29, 1997

  Cash and Cash Equivalents                $1,402,720      $2,610,227
  Trade Accounts Receivable - Net           2,003,817       2,050,094
  Franchisee Loans                            611,570         707,009
  Other Receivables                         1,295,965         611,690
  Inventories                                 947,609       1,015,651
  Prepaid Expenses and Accrued Income          85,176          65,776
  Officer Loan Receivable                     163,575         148,573
  Due from Related Parties [D]              2,917,807       2,347,765
                                          -----------     -----------
  Total Current Assets                      9,428,239       9,556,785
                                          -----------     -----------
                                          -----------     -----------

Property and Equipment - Net                6,138,300       5,435,818
                                          -----------     -----------

Other Assets:
  Deposits                                    328,461         308,318
  Intangible Assets                         1,063,546       1,079,741
  Marketable Securities                       388,072         388,072
                                          -----------     -----------

Total Other Assets                          1,780,079       1,776,131
                                          -----------     -----------
                                          -----------     -----------

Total Assets                              $17,346,618     $16,768,734
                                          -----------     -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 29, 1998 AND DECEMBER 29, 1997.
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
                                                                   March 29, 1998    December 29, 1997
  Current Liability:
  Trade Accounts Payable                                              $3,558,575      $  2,691,247
  Accrued Expenses and Other Payables                                  1,599,416         1,858,441
  Obligations Under Capital Leases                                       111,604           111,604
  Current Portion of Long-Term Debt                                      181,405           200,629
  Taxes Payable                                                        1,004,954         1,042,354
                                                                    ------------      ------------
                                                                       6,455,954         5,904,275
                                                                    ------------      ------------

  Total Current Liabilities
LongTerm Liabilities:
  Long Term Debt                                                       1,344,247         1,438,409
  Obligations Under Capital Leases                                        76,843            76,843
                                                                    ------------      ------------
                                                                    ------------      ------------

  Total Long Term Liabilities                                          1,421,091         1,515,252
                                                                    ------------      ------------

Minority Interest                                                        794,737           751,087

Stockholders' Equity:
  $.01 Par Value, Preferred Stock, 1,000,000 Shares Authorized,               --                --
  No Shares Issued and Outstanding

  $.01 Par Value, Common Stock - 19,000,000 Shares
  Authorized and 7,034,324 Shares Issued and
  7,024,324 Outstanding  at March 1998                                    70,343            70,343

  Additional Paid-in-Capital                                           6,493,041         6,493,041

  Unrealized (Loss) on For-Sale Securities                              (388,073)         (388,073)

  Retained Earnings                                                    2,223,556         2,148,616

  Shares Held in Company Treasury (7,000)                                (14,000)          (14,000)

  Cumulative Foreign Currency Translation Adjustment                     289,969           288,193
                                                                    ------------      ------------

  Total Stockholders' Equity                                           8,674,836         8,598,120
                                                                    ------------      ------------
                                                                    ------------      ------------

  Total Liabilities and Stockholders' Equity                        $ 17,346,618      $ 16,768,734
                                                                    ------------      ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
-------------------------------------------------------------------------------

                                                                For the Three Months
                                                           December 29,      December 30,
                                                           1997 to March         1996 to
                                                             29, 1998       March 30, 1997
Revenue:
  Sales by Company Owned Stores                             $   981,027     $   908,725
  Commissary Sales                                            4,696,409       3,919,040
  Franchise Fees                                                122,655         133,277
  Rental Income                                                 569,011         491,351
  Royalty Sales                                               1,060,352         886,774
  Computer Sales                                                206,338         278,523
  Other Operating Income                                         83,603          76,709
                                                            -----------     -----------
  Total Revenue                                             $ 7,719,397     $ 6,694,399
                                                            -----------     -----------
Cost of Sales
  Company Owned Stores                                          370,614         562,357
  Food and Packaging                                          4,211,932       3,389,404
  Other Operating Expenses                                      983,332       1,010,931
                                                            -----------     -----------
Total Cost of Sales                                         $ 5,565,878     $ 4,962,692
                                                            -----------     -----------

Gross Margin                                                $ 2,153,519     $ 1,731,707
                                                            -----------     -----------

Administrative Expenses                                       1,776,463       1,382,441
Depreciation and Amortization
                                                                219,402         185,621
                                                            -----------     -----------
Operating Income/(Loss)                                         157,654         163,645
Interest Income                                                  85,650          59,052
Interest Expense                                                     --         (30,073)
                                                            -----------     -----------
Income (Loss) Before Income Taxes and Minority Interest         243,304         192,624

Income Taxes                                                    124,715          48,156

Minority Interest                                                43,650              --
Income from Continuing Operations                                74,939         144,468
(Loss) from Discontinued Operations                                  --         (68,355)
                                                            -----------     -----------
Net Income/(Loss)                                           $    74,939     $    76,113
                                                            -----------     -----------
Earnings/(Loss) Per Share:
  From Continuing Operations                                $      0.01     $      0.02
  From Discontinued Operations                                       --           (0.01)
                                                            -----------     -----------
                                                            $      0.01     $      0.01
                                                            -----------     -----------
Weighted Average Number of Shares Outstanding                 7,034,324       6,727,324
                                                            -----------     -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
-------------------------------------------------------------------------------

                                    Common Stock           Additional                (Loss)       Currency                Total
                                 Number of                  Paid-in      Retained  on For Sale  Translation  Treasury  Stockholders'
                                   Shares       Amount      Capital      Earnings   Securities  Adjustments    Stock      Equity
  Balance - December 31, 1995     6,727,324     $67,273     6,489,611     $511,898         --      $31,622        --     $7,100,404

Foreign Currency Translation
  Adjustment                             --          --            --           --         --      218,778        --        218,778

Net [Loss] for the fifty-two weeks
  ended December 29, 1996                --          --            --     (139,808)        --           --        --       (139,808)
                                  ---------     -------    ----------   ----------  ---------     --------   -------     ----------
  Balance - December 29, 1996     6,727,324     $67,273     6,489,611     $372,090         --     $250,400        --     $7,179,374

Issue of Shares to Domino's Pizza
International, Inc.                 300,000       3,000            --           --         --           --        --          3,000

Redeemed Employee Options             7,000          70         3,430           --         --           --        --          3,500

Unrealized gain/(loss)
On Available-for-Sale Securities         --          --            --           --   (388,073)          --        --       (388,073)

Foreign Currency Translation
  Adjustment                             --          --            --           --         --       37,793        --         37,793

Minority Share of Reserves               --          --            --     (569,558)        --           --        --       (569,558)

Purchase Shares for Treasury             --          --            --           --         --           --   (14,000)       (14,000)

Net Income for the fifty-two weeks
  ended December 28, 1997                --          --            --    2,346,084         --           --        --      2,346,084
                                  ---------     -------    ----------   ----------  ---------     --------   -------     ----------
  Balance - December 28, 1997     7,034,324     $70,343    $6,493,041   $2,148,616  $(388,073)    $288,193   (14,000)    $8,598,120
                                  =========     =======    ==========   ==========  =========     ========   =======     ==========

  Net Income for the period
  December 29, 1997 to March 29, 1998    --          --            --       74,939         --           --        --         74,939

  Foreign Currency Translation
   Adjustment                            --          --            --           --         --        1,776        --          1,776

  Balance - March 29, 1998        7,034,324     $70,343    $6,493,041   $2,223,556  $(388,073)    $289,969   (14,000)    $8,674,836
                                  =========     =======    ==========   ==========  =========     ========   =======     ==========

Foreign Currency Translation -The functional currency for the Company's foreign operations is the British pound sterling. The translation from the British pound sterling into U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translations are included in stockholders' equity. Equity transactions are denominated in British Pound sterling have been translated into U.S. dollars using the effective rate of exchange at date of issuance.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
-------------------------------------------------------------------------------

                                                              For the Three Months
                                                          December 29,   December 28,
                                                            1997 to         1996 to
                                                        March 29, 1998   March 30, 1997
Net Cash From Continuing Operations                       $   379,833    $   155,287
Net Cash From Discontinued Operations                              --        (68,355)
                                                          -----------    -----------
Net Cash - Operating Activities                               379,833         86,932

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs    (1,091,485)      (344,927)
  Proceeds on Disposal of Property and Equipment              178,526         44,585
  Advances to Officer                                              --             --
  Loan to Related Party                                      (570,042)       128,099
                                                          -----------    -----------
Net Cash - Investing Activities                            (1,474,324)      (172,243)
                                                          -----------    -----------

Financing Activities:
  New Bank Loan                                                54,617             --
  Payment of Debt                                            (168,002)       (79,049)
  Proceeds from Sale of Common Stock                               --             --
  Repayment of Capital Leases                                      --        (40,594)
                                                          -----------    -----------
Net Cash - Financing Activities                              (113,385)      (119,643)
                                                          -----------    -----------

Effect of Exchange Rate Changes on Cash                           369        (18,307)

Net [Decrease] in Cash and Cash Equivalents                (1,207,506)      (223,261)

Cash and Cash Equivalents - Beginning of Periods            2,610,227        664,123
                                                          -----------    -----------
Cash and Cash Equivalents - End of Periods                  1,402,720    $   440,862
                                                          -----------    -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                         $        --    $   (23,905)
    Taxes Paid                                            $        --    $        --

Supplemental Disclosures of Non-Cash Financing
 and Investing Activities:
  Assignment of Consulting Agreements                     $         --   $        --
  Fixed Assets acquired under Capital leases              $         --   $    29,889
                                                          $         --   $        --

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC.
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
-------------------------------------------------------------------------------

(A)      Significant Accounting Policies

         Significant accounting policies of INTERNATIONAL FRANCHISE SYSTEMS, INC. [the "Company"] are set forth in the Company's Form 10-KSB for the year ended December 28, 1997, as filed with the Securities and Exchange Commission.

(B)      Basis of Reporting

         The balance sheet as of March 29, 1998, the statements of operations for the period December 29, 1997 to March 29, 1998, and for the period December 30, 1996 to March 30, 1997, the statement of stockholders' equity for the period December 29, 1997 to March 29, 1998 and the statements of cash flows for the period December 29, 1997 to March 29, 1998 and for the period December 30, 1996 to March 30, 1997 have been prepared by the Company without audit. The accompanying interim condensed unaudited financials have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 29, 1998, and the results of its operations and cash flows for the three months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 28, 1997.

         Certain reclassifications may have been made to the 1997 financial statements to conform to classification used in 1998.

(C)      Due from Related Parties

         Crescent Capital owns 4,700,000 share or approximately 67% of International Franchise Systems, Inc. outstanding stock. The Company has loaned funds to Crescent Capital of $2,917,807. These loans are interest bearing and principal and interest are payable on or before September 29, 1998.

(D)      Related Party Transactions

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

                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview

Income before taxes and minority interest for the thirteen week period was higher than the same period of the previous year due to more stores open, an increase in average weekly sales, and improved commissary efficiencies ($243,304 in 1998 versus $192,624 in 1997). During the thirteen week period ended March 29, 1998, the Company opened 5 delivery units which brings the total to 159 units operating in the United Kingdom and Ireland. Domino units opened include 153 delivery units, (12 that are Company owned) and 6 units that are "call and collect".

In a move to strengthen IFS's investment value and future growth potential, in June 1997, the Company sold a 15% interest in its Domino's subsidiary for $3.125 million. After expenses and taxes, the Company realized a net profit of $2.0 million from the sale. The Company is using the proceeds from the sale to help finance a new commissary and administrative center to support continuing rapid growth of Domino's in the UK. In connection with the sale, the purchaser has an option to acquire an additional 5% interest in the company's Domino's subsidiary.

In December 1997, the Company sold the last two Haagen Dazs units. The first quarter 1997 trading loss is shown as discontinued operations in the 1997 first quarter financial statements.

The Company opened a sit down restaurant, Pizzazz, in December 1995, to further increase awareness of the Domino's brand. The restaurant was closed in June 1996 after the Company determined that the success of the concept would require too much management attention to be redirected from the Company's primary business. Accordingly, the Company reported the losses from Pizzazz as a loss from discontinued operations in the 1997 first quarter financial statements. The Company subleased the property commencing April 1997.

Results of Operations

                                                                                    For the Thirteen Weeks Ended
Income Statement Data                                                            March 29, 1997             March 28, 1997
Revenues:                                                                             (%)                        (%)
Sales by Company Owned Stores                                                        12.7                         13.6
Commissary Sales                                                                     60.8                         58.5
Franchise Fees                                                                        1.6                          2.0
Rental Income                                                                         7.4                          7.3
Royalty Sales                                                                        13.7                         13.3
Computer Sales                                                                        2.7                          4.2
All Other Revenues                                                                    1.1                          1.1
                                                                                    -----                        -----
Total Revenues                                                                      100.0                        100.0

Cost of Sales:
Company Owned Stores and Delivery Expenses(1)
                                                                                     64.7                         61.9
Commissary Sales (1)                                                                 89.7                         86.5
Other Cost of Sales (1)                                                              48.2                         54.2
                                                                                    -----                        -----
Total Cost of Sales (2)                                                              73.3                         74.1

Gross Margin                                                                         24.5                         25.9

Administrative (2)                                                                   19.6                         20.6
Amortization/Depreciation (2)                                                         2.8                          2.8
Gain On Fixed Assets (2)                                                              --                           --
                                                                                    -----                        -----
Operating Income (2)                                                                  2.1                          2.5
Other Income (2)                                                                      1.1                          0.4
                                                                                    -----                        -----
Continuing Operations (2)                                                             3.2                          2.9
Discontinued Operations - (Loss) (2)                                                   --                         (1.0)

Notes:
(1)   as a percentage of respective revenue
(2)   as a percentage of total revenue


Comparison of the Thirteen Week Periods December 29, 1997 to March 29, 1998 and December 30, 1996 to March 30, 1997.

Revenue

Total revenue for the thirteen week period ended March 29, 1998 was $7.7 million, an increase of 15% against the same period of 1997. The main constituents of this increase arose from royalty income which increased by approximately $0.2 million, and commissary sales which increased by $0.8 million.

For the period ended March 29, 1998, system wide sales totalled $20.1 million versus $16.1 million in the first quarter of 1997. This represents a 20% improvement from the previous year. This increase in system-wide sales is the primary reason for the increase in royalty income and commissary sales. Sales at Company owned stores increased by approximately $70,000 for the period ended March 29, 1998 as compared to the period ended March

30, 1997. The increase was  attributed to more open  corporate  units (12 versus
11) and better sales performance at its flagship store in Milton Keynes.

Cost and Expenses

The Company experienced an increase in cost of sales against the same thirteen week period in 1997 from approximately $4.9 million to $5.6, an increase of 12%. The cost of sales as a percentage of commissary sales was higher to the same period of the previous year (89.7% vs 86.5%) primarily because of higher distribution costs and lower margin on cheese. The cost of sales as a percentage of Company owned store sales increased from 61.9% in the same period in 1997 to 64.7% in 1998. This is the result of new stores and under-performing stores acquired in the first quarter of 1998.

Income

Operating income of $157,654 was achieved in the period against operating income of $163,645 in the comparable period in 1997. This decrease in profitability resulted from an increase in operating and administrative expense that offset the improved gross margin results.

Liquidity and Capital Resources

At March 29, 1998, the Company's working capital of $3.0 million compared to $2.0 million at March 30, 1997, and $3.7 million at December 29, 1997. The Company's trade receivable has decreased by $216,000 from the same period of the prior year as the Company improved its credit collection controls. The Company's receivable from related parties increased by $1,174,000 and inventories and other receivables have increased by $540,000. Total current liabilities have increased by $1.2 million from the same period of the previous year. The principle increase in current liabilities is related almost entirely to the accrual for expenses and taxes related to the income earned in the UK.

The Company anticipates it will spend $500,000 to open additional corporate stores and acquire additional commissary equipment in 1998. The Company is not obligated to open any additional Company owned stores through the end of 1998 under the Master Franchise Agreement.

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

Exchange Rate

The weighted exchange rate for the thirteen weeks ended March 29, 1998 ($1.6354 per British pound sterling) was approximately 1% lower than the exchange rate during the comparable period in 1997 ($1.645 per British pound sterling).

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

Item 2.  Changes in Securities

              Not Applicable.

Item 3.  Defaults Upon Senior Securities

              Not Applicable.

Item 4.  Exhibits

              (a) Exhibits

              None.

              (b) Reports on Form 8-K

              March 12, 1998 Appointment of Ernst & Young as Auditors

SIGNATURES
------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERNATIONAL FRANCHISE SYSTEMS, INC.


Date: May 13, 1998                  By: /s/ H Michael Bush
                                        H Michael Bush, President
                                       (Principal Executive Officer
                                        and Principal Accounting Officer)