Form 10QSB
period 1998-06-28
INTERNATIONAL FRANCHISE SYSTEMS INC
filed 1998-08-19
CIK 923142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 For the quarter ended June 28, 1998             Commission File Number 0-26270


                      INTERNATIONAL FRANCHISE SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                               DELAWARE 52-1853204
      (State or Other Jurisdiction of (I.R.S. Employer Identification No.)
                         Incorporation or Organization)


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

                          Yes X             No

As of August 1, 1998 7,034,324 shares of common stock par value, $.01 per share were outstanding.

                      INTERNATIONAL FRANCHISE SYSTEMS, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       For the Period Ended June 28, 1998

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

   Condensed   Consolidated   Balance   Sheet  as  of  June  28,  1998
   [Unaudited] and December 29, 1997 [Audited]                          3 - 4

   Condensed  Consolidated  Statements of Operations  for the thirteen week periods  March 29, 1998 to June 28, 1998 and March 31, 1997 to
   June 29,  1997 and for the twenty- six week  periods  December  29,
   1997 to June  28,  1998 and  December  30,  1996 to June  29,  1997
   [Unaudited]                                                              5

   Condensed Consolidated Statement of Stockholders' Equity for the twenty-six week period ended June 28, 1998 and the year ended
   December 29, 1997 [Unaudited]                                            6

   Condensed Consolidated  Statements of Cash Flows for the twenty-six week  periods  December  29, 1997 to June 28, 1998 and December 30,
   1996 to June 29, 1997 [Unaudited]                                        7

   Notes to Condensed Consolidated Financial Statements                  8 -9

   Item 2: Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                            10-13


Part II: OTHER INFORMATION                                                 14

SIGNATURES                                                                 15

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 28, 1998 AND DECEMBER 29, 1997.
-------------------------------------------------------------------------------

ASSETS:
Current Assets:
                                         June 28, 1998  December 29, 1997

  Cash and Cash Equivalents                $1,276,742      $2,610,227
  Trade Accounts Receivable - Net           2,275,060       2,050,094
  Franchisee Loans                            529,756         707,009
  Other Receivables                           940,693         611,690
  Inventories                               1,072,045       1,015,651
  Prepaid Expenses and Accrued Income         561,374          65,776
  Officer Loan Receivable                     163,573         148,573
  Due from Related Parties [D]              3,007,993       2,347,765
  Deposits                                    420,080         308,318
                                          -----------     -----------

  Total Current Assets                     10,247,316       9,865,103
                                          ===========     ===========

Property and Equipment - Net                8,277,644       5,435,818
                                          -----------     -----------

Other Assets:
  Intangible Assets                         1,063,661       1,079,741
  Marketable Securities                       388,072         388,072

                                          -----------     -----------

Total Other Assets                          1,451,733       1,467,813
                                          ===========     ===========

Total Assets                              $19,976,693     $16,768,734
                                          -----------     -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 28, 1998 AND DECEMBER 29, 1997.
-------------------------------------------------------------------------------

  Liabilities and Stockholders' Equity:                     June 28, 1998   December 29, 1997
  Current Liability:
  Trade Accounts Payable                                     $3,832,011        $2,691,247
  Accrued Expenses and Other Payables                         2,148,236         1,858,441
  Obligations Under Capital Leases                              140,601           111,604
  Current Portion of Long-Term Debt                             300,709           200,629
  Taxes Payable                                               1,071,063         1,042,354
                                                           ------------      ------------

  Total Current Liabilities                                   7,492,620         5,904,275
                                                           ------------      ------------

  Total Current Liabilities
LongTerm Liabilities:
  Long Term Debt                                              2,641,605         1,438,409
  Obligations Under Capital Leases                              123,277            76,843
                                                           ------------      ------------

  Total Long Term Liabilities                                 2,764,882         1,515,252
                                                           ------------      ------------

Minority Interest                                               848,325           751,087

Stockholders' Equity:
  $.01 Par Value, Preferred Stock, 1,000,000 Shares
  Authorized, No Shares Issued and Outstanding                       --                --

  $.01 Par Value, Common Stock - 19,000,000 Shares
  Authorized and 7,034,324 Shares Issued and 7,027,324
  Outstanding at March 1998                                      70,343            70,343

  Additional Paid-in-Capital                                  6,493,041         6,493,041

  Unrealized (Loss) on For-Sale Securities                     (388,073)         (388,073)

  Retained Earnings                                           2,419,435         2,148,616

  Shares Held in Company Treasury (7,000)                       (14,000)          (14,000)

  Cumulative Foreign Currency Translation Adjustment            290,120           288,193

                                                           ------------      ------------

  Total Stockholders' Equity                                  8,870,866         8,598,120
                                                            ===========       ===========

  Total Liabilities and Stockholders' Equity                $19,976,693       $16,768,734
                                                           ------------      ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
-------------------------------------------------------------------------------

                                                      For the Thirteen Week Period      For the Twenty-six Week Period
                                                   March 29, 1998       March 30,       December 29,       December 30,
                                                     to June 28,          1997 to      1997 to June 28,       1996 to
                                                        1998          June 29, 1997        1998             June 29,
                                                                                                              1997
Revenue:
  Sales by Company Owned Stores                       $974,603        $1,030,626        $1,955,632        $1,939,351
  Commissary Sales                                   5,342,645         4,042,559        10,039,054         7,961,599
  Franchise Fees                                       135,260           122,095           257,915           255,372
  Rental Income                                        626,462           540,355         1,195,473         1,031,706
  Royalty Sales                                      1,300,210           957,971         2,360,562         1,844,745
  Computer Sales                                       185,289           291,079           391,627           569,602
  Other Operating Income                                87,166            69,942           170,769           146,651
                                                  ------------      ------------      ------------      ------------

  Total Revenue                                      8,651,635         7,054,627        16,371,032        13,749,026
                                                  ------------      ------------      ------------      ------------
Cost of Sales
  Company Owned Stores                                 382,826           614,543           753,440         1,176,900
  Commissary                                         4,998,409         3,445,331         9,210,341         6,834,735
  Other Operating Expenses                             841,053         1,037,487         1,824,385         2,048,418
                                                  ------------      ------------      ------------      ------------
Total Cost of Sales                                  6,222,288         5,097,361        11,788,166        10,060,053
                                                  ------------      ------------      ------------      ------------
Gross Margin                                         2,429,347         1,957,266         4,582,866         3,688,973
                                                  ------------      ------------      ------------      ------------

Amortization/Depreciation                               85,970           196,526           305,372           382,147
Gain [Loss] on Sale of Fixed Assets                      2,442            88,434             2,442            88,434
Administrative Expenses                              1,967,158         1,563,246         3,743,621         2,945,671
                                                  ------------      ------------      ------------      ------------
Operating Income/(Loss)                                378,661           285,928           536,315           449,589
Interest Income                                         96,853            47,582           182,503           106,634
Interest Expense                                       (52,659)          (20,906)          (52,659)          (50,979)
                                                  ------------      ------------      ------------      ------------
Net Interest Income                                     44,194            26,676           129,844            55,655
Income from Continuing Operations                      422,855           312,604           666,159           505,244
(Loss) from Discontinued Operations                         --               349                --           (68,022)
Extraordinary Income After Tax                              --         1,756,038                --         1,756,038
Minority Interest                                      (53,588)               --           (97,238)               --
Income Tax                                            (173,387)               --          (298,102)               --
                                                  ------------      ------------      ------------      ------------
Net Income                                            $195,879        $2,068,991          $270,819        $2,193,260
Earnings/(Loss) Per Share:
 Income from Continuing Operations                       $0.03             $0.05             $0.04             $0.08
 Loss from Discontinued Operations                       $0.00             $0.00             $0.00            $(0.01)
 Extraordinary Income                                    $0.00             $0.26             $0.00             $0.26
                                                  ------------      ------------      ------------      ------------
Net Income (Loss) Per Share                              $0.03             $0.31             $0.04             $0.33
                                                  ------------      ------------      ------------      ------------
Weighted Average Number of Shares Outstanding
                                                     7,034,324         6,727,324         7,034,324         6,727,324
                                                  ------------      ------------      ------------      ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY [UNAUDITED]
-------------------------------------------------------------------------------

                                     Common Stock       Additional                 (Loss)        Currency                 Total
                                Number of                 Paid-in     Retained   on For Sale    Translation  Treasury  Stockholders'
                                  Shares       Amount     Capital     Earnings    Securities    Adjustments    Stock      Equity

  Balance - December 31, 1995    6,727,324     $67,273   6,489,611      $511,898           --     $31,622         --    $7,100,404

Foreign Currency Translation
  Adjustment                            --          --          --            --           --     218,778         --       218,778

Net [Loss] for the fifty-two weeks
  ended December 29, 1996               --          --          --      (139,808)          --          --         --      (139,808)
                                 ---------    --------  ----------   -----------   ----------    --------    -------    ----------

  Balance - December 29, 1996    6,727,324     $67,273   6,489,611      $372,090                 $250,400         --    $7,179,374

Issue of Shares to Domino's Pizza
International, Inc.                300,000       3,000          --            --           --          --         --         3,000

Redeemed Employee Options            7,000          70       3,430            --           --          --         --         3,500

Unrealized gain/(loss)
On Available-for-Sale Securities        --          --          --            --     (388,073)         --         --      (388,073)

Foreign Currency Translation
  Adjustment                            --          --          --            --                   37,793         --        37,793

Minority Share of Reserves              --          --          --      (569,558)          --          --         --      (569,558)

Purchase Shares for Treasury            --          --          --            --           --          --    (14,000)      (14,000)

Net Income for the fifty-two weeks
  ended December 28, 1997               --          --          --     2,346,084           --                     --     2,346,084
                                 ---------    --------  ----------   -----------   ----------    --------    -------    ----------

  Balance - December 28, 1997    7,034,324    $ 70,343  $6,493,041   $ 2,148,616   $ (388,073)   $288,193    (14,000)   $8,598,120
                                 =========    ========  ==========   ===========   ==========    ========    =======    ==========

  Net Income for the period
  December 29, 1997 to June 28, 1998    --          --          --       270,819           --          --         --       270,819

  Foreign Currency Translation
   Adjustment                           --          --          --            --           --       1,927         --         1,927

  Balance - June 28, 1998        7,034,324    $ 70,343  $6,493,041   $ 2,419,435   $ (388,073)   $290,120    (14,000)   $8,870,866
                                 =========    ========  ==========   ===========   ==========    ========    =======    ==========

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

INTERNATIONAL FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
-------------------------------------------------------------------------------

                                                                           For the Twenty-Six Week  Period
                                                                           December 29,       December 28,
                                                                              1997 to            1996 to
                                                                           June 28, 1998      June 29, 1997
Net Cash From Continuing Operations                                             $929,781         $663,982
Net Cash From Discontinued Operations                                                 --               --
                                                                             -----------      -----------
Net Cash - Operating Activities                                                  929,781          663,982

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs                       (3,147,198)        (857,886)
  Proceeds on Disposal of Property and Equipment                                 178,526          328,934
  Advances to Officer                                                            (15,000)              --
  Loan to Related Party                                                         (660,228)              --
                                                                             -----------      -----------
Net Cash - Investing Activities                                               (3,643,900)        (528,952)
                                                                             -----------      -----------
Financing Activities:
  Share of Shares in Subsidiary                                                       --        3,125,062
  New Bank Loan                                                                1,638,489          260,236
  Payment of Debt                                                               (259,782)        (255,726)
  Proceeds from Sale of Common Stock                                                  --               --
                                                                             -----------      -----------
Net Cash - Financing Activities                                                1,378,707        3,129,572
                                                                             -----------      -----------

Effect of Exchange Rate Changes on Cash                                            1,927           29,766

Net [Decrease] in Cash and Cash Equivalents                                   (1,333,485)       3,294,368
Cash and Cash Equivalents - Beginning of Periods                               2,610,227          664,123

                                                                             -----------      -----------
Cash and Cash Equivalents - End of Periods                                     1,276,742        3,958,491
                                                                             -----------      -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                 52,659           43,610
    Taxes Paid                                                                        --               --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
  Assignment of Consulting Agreements                                                 --               --
  Fixed Assets acquired under Capital leases                                          --               --

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


(B)      Basis of Reporting

         The balance sheet as of June 28, 1998, the statements of operations for the period December 29, 1997 to June 28, 1998, and for the period December 30, 1996 to June 29, 1997, the statement of stockholders' equity for the period December 29, 1997 to June 28, 1998 and the statements of cash flows for the period December 29, 1997 to June 28, 1998 and for the period December 30, 1996 to June 29, 1997 have been prepared by the Company without audit. The accompanying interim condensed unaudited financials have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 28, 1998, and the results of its operations and cash flows for the thirteen week period then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 28, 1997.

         Certain reclassifications may have been made to the 1997 financial statements to conform to classification used in 1998.


(C)      Due from Related Parties

         Crescent Capital owns 4,700,000 share or approximately 67% of International Franchise Systems, Inc. outstanding stock. The Company has loaned funds to Crescent Capital of $3,007,993. These loans are interest bearing and principal and interest are payable on or before September 29, 1998.


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

         On July 24, 1998, a Proxy Statement was sent to shareholders seeking approval of the merger. On August 19, 1998, in a Special Meeting, shareholders voted "FOR" the merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview

Income before extraordinary items taxes and minority interest for the thirteen week period ended June 28, 1998 was higher than the same period of the previous year due to more stores open, an increase in average weekly sales, and improved commissary efficiencies ($422,854 in 1998 versus $312,604 in 1997). During the thirteen week period ended June 28, 1998, the Company opened 8 delivery units which brings the total to 167 units operating in the United Kingdom and Ireland. Domino units opened include 161 delivery units, (12 that are Company owned) and 6 units that are "call and collect".

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

Results of Operations

                                                        For the Thirteen Weeks Ended
Income Statement Data                                  June 28, 1998       June 29, 1997
Revenues:                                                  (%)                 (%)
Sales by Company Owned Stores                              11.3                14.1
Commissary Sales                                           61.8                57.9
Franchise Fees                                              1.6                 1.9
Rental Income                                               7.2                 7.3
Royalty Sales                                              15.0                13.4
Computer Sales                                              2.1                 4.1
All Other Revenues                                          1.0                 1.1
                                                          -----               -----
Total Revenues                                            100.0               100.0

Cost of Sales:
Company Owned Stores (1)                                   64.5                60.7
Commissary Sales (1)                                       93.6                87.4
Other Cost of Sales (1)                                    36.0                53.2
                                                          -----               -----
Total Cost of Sales                                        71.9                73.2

Gross Margin                                               21.4                26.8

Administrative                                             16.1                21.4
Amortization/Depreciation                                   1.0                 2.8
Sale Of Fixed Assets                                         --                (0.6)
                                                          -----               -----
Operating Income                                            4.3                 2.8
Other Income                                                0.5                 0.4
                                                          -----               -----
Continuing Operations                                       4.9                 3.2
Discontinued Operations - (Loss)                             --                (0.5)
                                                          -----               -----
Income/(Loss) before Extraordinary Income                   4.9                 2.7
                                                          =====               =====

Notes:
(1)   as a percentage of respective revenue

Comparison of the Thirteen Week Periods March 29, 1998 to June 28, 1998 and March 30, 1997 to June 29, 1997.

Revenue

Total revenue for the thirteen week period ended June 28, 1998 was $8.7 million, an increase of 22.6% against the same period of 1997. The main constituents of this increase arose from royalty income which increased by approximately $0.4 million, and commissary sales which increased by $1.3 million.

For the period ended June 28, 1998, system wide sales totalled $23.6 million versus $17.5 million in the second quarter of 1997. This represents a 25.9% improvement from the previous year. This increase in system-wide sales is the primary reason for the increase in royalty income and commissary sales. Sales at Company owned stores decreased by approximately $55,000 for the period ended June 28, 1998 as compared to the period ended June 29, 1997. The decrease was attributed to more open corporate units (12 versus 11) and better sales performance at its flagship store in Milton Keynes.

Cost and Expenses

The Company experienced an increase in cost of sales against the same thirteen week period in 1997 from approximately $5.1 million to $6.2, an increase of 22%. The cost of sales as a percentage of commissary sales was higher to the same period of the previous year (93.6% vs 87.4%) primarily because of higher distribution costs and lower margin on cheese. The cost of sales as a percentage of Company owned store sales increased from 60.7% in the same period in 1997 to 64.5% in 1998. This is the result of new stores and under-performing stores acquired in the first quarter of 1998.

Income

Operating income of $378,661 was achieved in the period against operating income of $285,928 in the comparable period in 1997. This increase in profitability resulted from increased gross margin results which offset an increase in operating and administrative expense.

Liquidity and Capital Resources

At June 28, 1998, the Company's working capital of $2.8 million compared to $4.4 million at June 29, 1997, and $4.0 million at December 29, 1997. The Company's trade receivable has increased by $205,000 from the end of the year as the Company sales increased. The Company's receivable from related parties increased by $660,000 and inventories and other receivables have decreased by $128,000. Total current liabilities have increased by $1.6 million from the year end. The principle increase in current liabilities is related almost entirely to the accrual for expenses and costs related to the construction of the new commissary.

The Company anticipates it will spend $500,000 to open additional corporate stores in 1998. The Company is not obligated to open any additional Company owned stores through the end of 1998 under the Master Franchise Agreement.

To support the Company's continuing growth, the Company is constructing a new administrative office and new commissary. The Company estimates the cost of the new facility to be approximately 3.4 million pound sterling ($5.5 million). The Company has secured financing from National Westminster Bank for approximately 70% of the total cost. The building construction cost will be financed over 15 years at a fixed rate interest rate of 8.75%. The equipment will be financed over a 5 year lease. The Company believes its existing commissary will adequately service the dough production needs of existing and projected new franchisees for the next twelve months. The

Company believes it can finance its obligations from existing cash balances and projected cash flows. The new facility is forecasted to open in September 1998.

The Company does not anticipate that the loan to Crescent Capital will be repaid before September 1998.

If the Company's plans change or its assumptions or estimates prove to be inaccurate, the Company may require additional funds to achieve increased sales. If such funds are unavailable, the Company will have to reduce its operations to a level consistent with its available funding.


Exchange Rate

The weighted exchange rate for the thirteen weeks ended June 28, 1998 ($1.6354 per British pound sterling) was approximately 1% lower than the exchange rate during the comparable period in 1997 ($1.6370 per British pound sterling).

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

Item 2.  Changes in Securities

                           Not Applicable.

Item 3.  Defaults Upon Senior Securities

                           Not Applicable.

Item 4.  Exhibits

                           (a)      Exhibits

                           None.

                           (b)      Reports on Form 8-K

                           May 19, 1998     Acceptance of Merger Agreement

SIGNATURES
-------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INTERNATIONAL FRANCHISE SYSTEMS, INC.


Date:  August 19, 1998     By:  /s/ Colin Halpern
                                    Colin Halpern, President
                                    (Principal Executive Officer)